Form 10-Q
period 2018-06-30
Arrestage International, Inc.
filed 2018-08-17
CIK 1666267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to________

Commission File Number: 000-55010

Arrestage International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	3841	45-2552289
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

20343 N. Hayden Road, Suite 101

Scottsdale, Arizona 85255
(480) 710.2229

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

At June 30, 2018 there were 3,600,000 shares of the registrants Common Stock outstanding.

Arrestage International, Inc.

 i

EXPLANATORY NOTE

Arrestage International, Inc. is currently in the process of registering its shares via S-1 registration filing with the Securities and Exchange Commission. After the process is complete, Arrestage would become a reporting entity, and thus file quarterly and year end reports. Since the timing and status of completion is uncertain, Arrestage is hereby reporting for the quarter ended June 30, 2018.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) regarding our company that include, but are not limited to, projections of earnings, revenue or other financial items; statements of the plans, strategies and objectives of management for future operations; statements concerning proposed new products, services or developments; statements regarding future economic conditions or performance; statements of belief; and statements of assumptions underlying any of the foregoing. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are set forth in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Our Business” and other sections in this report. Other sections of this report include additional factors that could adversely impact our business and financial performance.

Unless otherwise indicated, information in this report concerning economic conditions and our industry is based on information from independent industry analysts and publications, as well as our estimates. Except where otherwise noted, our estimates are derived from publicly available information released by third party sources, as well as data from our internal research, and are based on such data and our knowledge of our industry, which we believe to be reasonable. Unless otherwise indicated, none of the independent industry publication market data cited in this report was prepared on our or our affiliates’ behalf.

The forward-looking statements made in this report are based only on events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

Additional information on the various risks and uncertainties potentially affecting our operating results are discussed in this report and other documents we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements.

As used in this report, “Arrestage,” “Company,” “we,” “our” and similar terms refer to Arrestage International, Inc. unless the context indicates otherwise.

 ii

ARRESTAGE INTERNATIONAL, INC.

BALANCE SHEET

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30, 2018 (unaudited)	December 31, 2017

ASSETS
Current Assets
Cash In Bank	3,244	2,911
Prepaid Expenses	14,448	15,251
Total Current Assets	17,692	18,162

Other Assets
Trademark License’	50,000	50,000
Impairment-Trademark License	(50,000)	(50,000)
Prepaid Expenses		-
Total Other Assets	-	-

TOTAL ASSETS	17,692	18,162

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	4,966
Notes Payable-Related Party	118,585	62,152
Accrued Interest Payable	10,563	6,616
License Fee Payable	25,790	25,790
Total Current Liabilities	159,904	94,558

Total Liabilities	159,904	94,558

Stockholders’ (Deficit)
Preferred Stock, $0.001 par value, 5,000,000 shares of preferred shares authorized, no shares of preferred stock outstanding.	-	-
Common Stock, $0.001 par value, 30,000,000 shares authorized, 3,600,000 shares issued and outstanding as of December 31, 2016 and December 31, 2016	3,600	3,600
Additional Paid-in Capital	148,851	148,851
Accumulated Deficit	(294,664)	(228,847)

Total Stockholders’ (Deficit)	(142,213)	(76,396)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	17,692	18,162

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017 AND
THE SIX MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017

(Unaudited)

	For the 3 Months Ended June 30, 2018	For the 6 Months Ended June 30, 2018	For the 3 Months Ended June 30, 2017	For the 6 Months Ended June 30, 2017
Revenues	0	0	0	0

Operating Expenses
Bank Charges	17	45	82	82
Professional and Legal Fees	29,049	46,389	7,500	8,899
Accounting and Bookkeeping Fees	9,250	13,450	1,535	5,035
Other Expenses	1,986	1,986	-	-

Total Operating Expenses	40,302	61,870	9,117	14,016

Other Expenses
Interest Expense	2,889	3,947	567	812

Total Expenses	43,191	65,817	9,684	14,828

Net (Loss)	(43,191)	(65,817)	(9,684)	(14,828)

Per Share	(0)	(0)	(0)	nil
Weighted Average number of shares outstanding	3,600,000	3,600,000	3,600,000	3,600,000

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT)

FOR THE PERIOD DECEMBER 31, 2016 THROUGH JUNE 30, 2018

(Unaudited)

	Common Stock
	Shares	Amount (Par Value $0.001)	Additional Paid In Capital	Retained Earnings (Acc Deficit)	Total
Balance December 31, 2015	3,561,250	3,561	110,140	(155,037)	(41,336)
Issuance of Stock for cash, net of offering costs	38,750	39	38,711		38,750
Net Income (Loss) for 2016				(30,794)	(30,794)
Balance December 31, 2016	3,600,000	3,600	148,851	(185,831)	(33,380)
Net Income (Loss) for 2017				(43,016)	(43,016)
Balance at 12/31/2017	3,600,000	3,600	148,851	(228,847)	(76,396)
Net Income (Loss) six months ended 6/30/18				(65,817)	(65,817)
Balance at 6/30/18	3,600,000	3,600	148,851	(294,664)	(142,213)

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS FOR SIX MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017

(Unaudited)

	For the 6 months ended June 30, 2018	For the 6 months ended June 30, 2017

Cash Flows from operating activities:
Net (Loss)	$(65,817)	$(14,828)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in Accounts Payable	4,966	2,500
(Increase) in Prepaid Expenses	803	-
Increase in accrued interest payable		-
Total Adjustments	5,769	2,500

Net Cash (used in) Operating Activities	(60,047)	(12,328)

Cash Flows from financing activities:
Proceeds from (payments on) note payable-related party	56,433	8,510
Accrues Interest	3,947	812
Proceeds from sale of common stock	-

Net cash provided by financing activities	60,379	9,322

Net increase (decrease) in cash	333	(3,006)

Cash Balance at Beginning of Period	2,911	6,568
Cash Balance at End of Period	$3,244	$3,562
Interest Paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Arrestage International, Inc. (the “Company”) is presented to assist in understanding the Company’s financial statements. The financial statements and footnotes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

Organization and Description of the Business

The Company was incorporated under the laws of the State of Nevada on June 15, 2011 and is in the Nutraceutical business and holds formulas on skin care products as well as brand formulas, and other intellectual property.

Use of Estimates by Management

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents includes cash in banks and highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

Concentrations of Credit Risk

The Company places its cash and cash equivalents with major financial institutions. At June 30, 2018 and December 31, 2017 the Company did not have any cash balances on deposit with banks which exceeded the balance insured by the FDIC, and does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Intangible Assets

Goodwill and Intangible Assets—Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are tested annually for impairment and when events or changes in circumstances indicate the carrying value may not be recoverable. The appropriateness of the indefinite-life classification of non-amortizable intangible assets is also reviewed as part of the annual testing or when circumstances warrant a change to a finite life. The Company performs its annual impairment testing as of December 31 each year, which is the last day of the Company’s fiscal year.

Intangible assets with indefinite useful lives (The Trademark License) are tested for impairment at the individual asset level by comparing the fair value of the indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recognized to reduce the carrying amount to fair value. Fair values of indefinite-lived intangible assets are estimated using discounted cash flow (“DCF”) models.

In using a DCF method of establishing a fair value, management must make certain assumptions as to the likelihood of having cash flow from operations in the future based on past performance and prospects of sales in the future. The Company has no history of sales and no orders pending. Therefore, it is not possible to determine an appropriate level of cash receipts from operations into the future. Based on this assumption, during 2014 management determined that the fair value of the Trademark License under Generally Accepted Accounting Principles was zero. Accordingly, the Company has chosen to write the carrying value of the Trademark license to zero as of December 31, 2014.

Fair Value of Financial Instruments. The Company’s financial instruments include cash, accounts receivable, employee advances, due from related parties, prepaid expenses, development costs, deposits, accounts payable, credit cards payable, accrued expenses, and due to related parties. The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments. The carrying value of short and long-term debts approximates fair value because those financial instruments bear interest at rates that approximate current market rates for loans with similar maturities and credit quality.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Ricks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to complete a business combination.

Basis of Presentation-Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, as reflected in the accompanying financial statements, the Company has no operations, a net loss of ($65,816) for the six months ended June 30, 2018 as compared to ($14,828) for the six months ended June 30, 2017, an accumulated deficit of ($294,663) as of June 30, 2018 and ($228,847) as of December 31, 2017 and a working capital deficiency of ($142,212) and ($76,396) at June 30, 2018 and December 31, 2017 respectively. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

These financial statements are prepared on a going concern basis because the Directors, officers and significant shareholders have undertaken to provide continuing financial support so that the Company is able to pay its debts as and when they fall due. In addition, Management’s plans to ensure the Company continues as a going concern include the pay-down of outstanding debt of the Company and funding of future operations using proceeds from the revenues expected to be generated from the sale of products and services within acquired companies.

While the Company looks to acquire targeted acquisitions, adverse changes in market conditions or limits on the Company’s ability to obtain financing could limit the Company’s acquisition of such targets and the production, marketing and sale of products and services of the targeted acquisitions. The impact of such eventualities could influence future operations of the Company.

Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) ASC 740, “Accounting for Income Taxes.” The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The net operating loss carry is severely restricted as per the Internal Revenue code if there is a change in ownership. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may be further limited by other provisions of the tax laws.

Earnings per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. There were no options or warrants outstanding at June 30, 2018 nor December 31, 2017. Diluted earnings per share is not shown for the periods in which the Company incurs a loss because it would be anti-dilutive.

Equity-Based Compensation

Pursuant to accounting guidance related to accounting for equity-based compensation, the Company is required to recognize all share-based payments to non-employees and employees in the financial statements based on fair values on the grant date. The Company has accounted for issuance of shares, options, and warrants in accordance with the guidance, which requires the recognition of expense, based on grant-date fair values, over the service period.

Reclassifications

Certain prior period amounts have been reclassified to conform to current classifications.

Other

The Company has selected December 31 as its fiscal year end.

The Company has paid no dividends.

No advertising expense has been incurred.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

NOTE 2 - INCOME TAXES

At June 30, 2018 the Company has approximately $535,597 of operating loss carryforwards for federal income taxes that may be applied against future taxable income. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 34% to 21%. The most significant impact of the legislation for the Company was a $49,000 reduction of the value of net deferred tax assets (which represent future tax benefits) as a result of lowering the U.S. corporate income tax rate from statutory rate of 34% to 21%.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The net operating loss carry is severely restricted as per the Internal Revenue code if there is a change in ownership. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may be further limited by other provisions of the tax laws. With few exceptions, our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before December 31, 2011.

The Company is subject to federal and state income tax. No provision for tax has been made as of June 30, 2018 or December 31, 2017 as the Company has incurred operating losses since inception. The following table reconciles the Company’s statutory tax rate to its effective tax rate as a percentage of income before income taxes under the Act:

The components of the Company’s deferred income tax assets are set forth below:

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

June 30, 2018	$65,816		$13,821	$13,821	$13,821	$-
December 31, 2017	$164,450	Various	$34,535	$34,535	$7,414	$-
December 31, 2016	$129,147	Various	$27,121	$27,121	$8,306	$-
December 31, 2015	$89,595	Various	$18,815	$18,815	$2,796	$-

NOTE 3 - RELATED PARTY TRANSACTIONS

On June 27, 2011 the Company entered into a Multiple Advance Demand Note with The Shapiro Trust, owner of 40% of the outstanding equity in the Company. The Note is due upon Demand and bears an interest rate of 8% per annum. As of June 30, 2018 and December 31, 2017 the principal balance on the Note was $118,585 and $62,152, respectively. As of June 30, 2018 and December 31, 2017 the accrued interest on the Note was $10,563  and $6,616, respectively. The total principal and interest due The Shapiro Trust as of June 30, 2018 and December 31, 2017 was $129,148  and $68,768, respectively. See Note 4.

On June 22, 2011 the Company entered into a Trademark License Agreement with Ann Shapiro, a beneficiary of the Shapiro Trust and wife of one of the Company’s directors. Ms. Shapiro owns the Registered Trademark and cosmetic formulas. Under the terms of the Agreement the Company was granted an exclusive license to sell “Arrestage Mark and Formula” in exchange for a Royalty of $50,000 to be paid in three installments. Ms. Shapiro retains title and ownership of the Mark and Formulas. The Termination Date of the License is 2025. See Note 4.

NOTE 4 - TRADEMARK LICENSE

On June 22, 2011 the Company entered into a Trademark License Agreement with Ann Shapiro. Mrs. Shapiro owns the Registered Trademark and cosmetic formulas. Under the terms of the Agreement the Company was granted an exclusive license to sell “Arrestage Mark and Formula” in exchange for a Royalty of $50,000 to be paid in three installments. Ms. Shapiro retains title and ownership of the Mark and Formulas. The Termination Date of the License is 2025.

The Trademark License was originally recorded at a cost of $50,000 and tested for impairment in December 2014, at which time it was determined that the fair value of the License was zero and an impairment allowance of $50,000 was recorded. See Footnote 1-Intangible Assets.

	June 30, 2018		December 31, 2017
	Gross Carrying Amount	Impairment Allowance	Gross Carrying Amount	Impairment Allowance

Trademark License	50,000	(50,000)	50,000	(50,000)

NOTE 5 - FINANCING ACTIVITIES

Note Payable

The Following is a summary of The Note Payable-Current

	June 30, 2018			December 31, 2017
	Principal	Interest payable	Total Due Upon Demand	Principal	Interest payable	Total Due Upon Demand
Unsecured Demand Note Payable to The Shapiro Trust, due mupon demand. The Note Payable is a multiple advance demand Note with a stated interest rate of 8%.	118,585	10,563	129,148	62,152	6,616	68,768
Current Portion	118,585	10,563	129,148	62,152	6,616	68,768
Long Term portion	-	-	-	-	-	-

Total	118,585	10,563	129,148	62,152	6,616	68,768

Royalty Fee Payable

The following is a summary of the Royalty Fee Payable

A Trademark Licenses Agreement was signed June 22, 2011 which calls for to Royalty Payments of $50,000 to be paid in three installments, with no interest, on or before the 15th day of the month for which the Royalty is due.	25,790	-	25,790	25,790	-	25,790
Current Portion	25,790	-	25,790	25,790	-	25,790
Long Term portion	-	-	-	-	-	-

Total	25,790	-	25,790	25,790	-	25,790

NOTE 6 - CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Description of Capital Stock--The Company has two classes of authorized capital stock: Common Stock and Preferred Stock. Both were authorized June 22, 2011 and both have a par value of $001. The holders of Common Stock are entitled to one vote per share. Rights and Preferences for the Preferred Stock will be determined by the Board of Directors prior to issuance of any Preferred Stock.

There are 30,000,000 shares of Common Stock authorized. As of June 30, 2018 and December 31, 2017 there were 3,600,000 shares of Common Stock issued and outstanding.

During the six months ended June 30, 2018 , nor during the year ended December 31, 2017, the Company did not issue any shares of common stock.

There are 5,000,000 shares of Preferred Stock authorized and zero outstanding as of June 30, 2018 and December 31, 2017.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

In March, 2017 the Board of Directors of the Company authorized management to pursue certain merger and acquisition targets and to pay certain legal, consulting, and diligence fees on behalf of these entities. Approximately $9,000 has been paid for these legal fees and due diligence through June 30, 2018. Fees are to be paid as a sunk cost and expensed by the Company, with no requirement for, or expectation of, reimbursement. There are no limits set on the amounts or timing of such payments. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated events subsequent to June 30, 2018 and the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure. No subsequent events were noted that require recognition or disclosure in the financial statements.

Item 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arrestage International, Inc. (“AII”) is a Nevada Company within the nutraceutical and medical device rental space that plans to develop an international licensing program whereby we will provide turnkey assistance with operations and support for distributors in the Skin Care and Anti-Aging arena, using our brand, custom formulas, trademark, Internet presence and proprietary marketing protocols. In addition to this, we plan to continue to develop these aspects of the business and potentially acquire complementary products and services. Arrestage International intends to create a significant brand in the aesthetic skin care marketplace. The officers and directors of AII all have created, or participated in the marketing and development of branded products in this space. AII plans to generate a licensing fee of 5-8% (or a higher rate the market may bear) of all revenues generated by future licensees.

Arrestage international has a total of eight employees, two of which are full time. As the company’s operations grow, it may add additional full-time employees within the next six months.

AII will license full use of all intellectual property and formulas of Arrestage Laboratories Corporation (“Arrestage Labs”), in all geographical regions and channels of distribution. Arrestage Labs was the company that formulated the products Arrestage International now licenses. Arrestage Labs is not a subsidiary, but rather an affiliated company as the principal, Kimberly Shapiro, is a current board member of Arrestage International. Also, Anne Shapiro is the wife of Roy Shapiro (a current board member of Arrestage). AII plans to set itself apart from its competitors by providing clinically based sales materials that attract a more sophisticated consumer which may enable the licensee to increase their sales revenues with higher margins. Licensees will have access to the luminary panel clinical and marketing training protocols and collateral materials. Arrestage International plans to address an ever-increasing world demand for western culturally influenced aesthetic skin topical products, in addition to the increasing demand in US domestic and other western markets. AII seeks to license distribution organizations, in the US and Internationally, to market its proprietary brand of aesthetic dermal formulations and additional products that it may potentially acquire.

Acquisition of a Licensing Agreement

Effective June 22, 2011 Arrestage entered into an agreement to acquire an exclusive licensing agreement from Ann Shapiro. Mrs. Ann Shapiro is the wife of one of the BOD members Dr. Roy Shapiro, so he had direct insight on this product line. This transaction was completed as a related party transaction with Arrestage. As part of the license agreement Arrestage agreed to pay $50,000 in three installments of unspecified amounts and on unspecified dates in exchange for consideration received. The license agreement expires in 2025.

“GRANT OF LICENSE. ALS (Ann Shapiro) owns Registered Trademark of Arrestage and cosmetic formulas (“ARRESTAGE MARK & FORMULAS”). In accordance with this Agreement, ALS grants All (Arrestage International, Inc.) an exclusive license to sell the ARRESTAGE MARK & FORMULAS. ALS retains title and ownership of the ARRESTAGE MARK & FORMULAS.”

All rights other than those specifically granted herein to Licensee are reserved to Licensor, including, without limitation, Licensors right to continue to use the Licensed Property in any form, manner, and medium.

During the next twelve months, Arrestage will expand its growth quickly. During the first two to three months, Arrestage will continue to utilize its intellectual property gained from its exclusive licensing and significant research and development for its board members luminary panel affiliation to best determine what products to have manufactured, when to release such products, and what geographical markets to re-launch such products.

Month three through eight will be used to launch products within those specific markets and to expand to other markets both foreign and domestic. During the same period, Arrestage will advance existing marketing efforts to revamp its market exposure. We will also, continue to attend industry seminars and speaking engagements and leverage our board of director’s cast industry experience by advanced industry networking.

During months eight through twelve, Arrestage will work to close the business synergies it has been working on currently. The target companies it has been performing due diligence, may lead to partnerships or asset acquisitions. Due to Arrestage’s advanced work prior to this registration filing, the company anticipates such corporate actions time frame would be shortened to fit within the twelve-month time frame.

Funding during the next twelve months will be primarily from serviceable debt financing and if effective, capital market financing.

Company will be reliant on such debt financing, access to capital markets, or future revenues, since the company currently has no revenue.

The initial products have gone through clinical and behavioral testing and several reformulations to achieve the high acceptance status that they now hold. Due to the high margins, the major aesthetic device makers are attempting to enter this market as distributors. This may be a beneficial circumstance as it may enhance the valuation of AII and widen future exit possibilities.

Planned Medical Device Rental Division

The Company plans to establish a medical device rental program that purchases or secures medical devices such as MRI systems and various other diagnostic equipment. Our target market will be physician groups, clinics, rural hospitals, and insurance companies. Arrestage intends to obtain residual income from such rentals and would maintain a fully secured UCC-1 position on each piece of equipment. To grow this division, Arrestage plans to aggressively market such services in this coming year to help meet the expanding demand of medical systems due to the current healthcare trends. The United States market, the largest in the world, has reached a value of $133 billion in 2016. To date the group that the Company is planning to include in its business has accumulated a strong market presence within this lucrative sector of secured structured medical lending.

Results of Operations

Six Months Ended June 30, 2018, compared to the Six Months Ended June 30, 2017

The following table sets forth the results of our current operations for the periods indicated as a percentage of total expenses:

	2018		2017
	$	% of Total Expenses	$	% of Total Expenses

Net Sales	$-	0%	$-	0%
Cost of Goods Sold	$-	0%	$-	0%
Gross Profit	$-	0%	$-	0%
Operating Expenses	$61,869	-94%	$14,016	-95%
Operating (Loss)	$(61,869)	-94%	$(14,016)	-95%
Interest (Expense)	$(3,947)	6%	$(812)	5%
Net (Loss)	$(65,816)	100%	$(14,828)	100%

Operating Expenses

Total operating expenses increased approximately 441% to approximately $62,000 for the six months ended June 30, 2018, from approximately $14,000 for the six months ended June 30, 2017. The increase in our operating expenses between the periods was mostly attributable to an increase in legal, accounting and other professional fees related the filing of an S-1 Registration.

Interest Expense

Interest Expense increased by $3,134 to $3,947 for the six months ended June 30, 2018 from $812 for the six months ended June 30, 2017 as a result of increased borrowing to fund operations.

Net Income

Net loss from continuing operations for the three months ended June 30, 2018 was $65,816, compared to net loss from continuing operations of $14,828 for the six months ended June 30, 2017. Our net loss from continuing operations for the Six months ended June 30, 2018 was mostly attributable to our increased professional fees associated with the S-1 Registration.

Seasonality

We believe that our business is characterized by minor seasonality. However, sales to any particular customer or of any particular product can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, domestic and international economic conditions and acquisition related activities. The Industry has historically recorded higher branded product sales volume during the second fiscal quarter (January through March) due to increased interest in health-related products among consumers following the holiday season.

Liquidity and Capital Resources

Our principal demands for liquidity are to enable the Company to continue to fund the expenses associated with completing the S-1 Registration to become a trading and reporting Company and general corporate purposes. We have no history of sales, and have incurred negative operating cash flows since inception to date in 2018. To date we have borrowed approximately $129,000 from a shareholder and Director in the form of a multiple advance 8% Demand Note.

We do not plan on our operating activities being able to fund operations through 2018. In December 2017, the Company filed an S-1 Registration with the SEC with the plan of raising equity financing to raise capital to execute on its business plan.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

We had negative net working capital of ($142,212) as of June 30, 2018 as compared to positive working capital of $9,562 as of June 30, 2017.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2018 and 2017:

	2018	2017
Cash provided by (used in):
Operating activities	$(60,047)	$(12,328)
Financing activities	60,379	9,322)

Net cash used by operating activities of continuing operations was $(60,047) for the six months ended June 30, 2018, compared to net cash used in operating activities of continuing operations of $(12,328) for the same period in 2017. The increase in the amount of cash used by our operating activities was due primarily to an increase in professional fees related to the S-1 Registration..

Net cash flows provide by financing activities was $60,379 for the six months ended June 30, 2018, compared to net cash flows provided by financing activities of $9,322 for the same period in 2017. Our increase in net cash flows provided by financing activities was a result of proceeds from the Multiple Advance 8% Demand Note Payable in the first six months of 2018 and the first six months of 2018.

Indebtedness

On June 27, 2011 the Company entered into a Multiple Advance Demand Note with The Shapiro Trust, owner of 40% of the outstanding equity in the Company. The Note is due upon Demand and bears an interest rate of 8% per annum. As of June 30, 2018 and December 31, 2017 the principal balance on the Note was $118,585 and $62,152, respectively. As of June 30, 2018 and December 31, 2017 the accrued interest on the Note was $10,563 and $6,616, respectively. The total principal and interest due The Shapiro Trust as of June 30, 2018 and December 31, 2017 was $129,147 and $68,768, respectively. See Note 4 to the Financial Statements.

On June 22, 2011 the Company entered into a Trademark License Agreement with Ann Shapiro, a beneficiary of the Shapiro Trust and wife of one of the Company’s directors. Mrs. Shapiro owns the Registered Trademark and cosmetic formulas. Under the terms of the Agreement the Company was granted an exclusive license to sell “Arrestage Mark and Formula” in exchange for a Royalty of $50,000 to be paid in three installments. Ms. Shapiro retains title and ownership of the Mark and Formulas. The Termination Date of the License is 2025. See Note 3 to the Financial Statements.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.

Directors and Employees

The company currently has six members of management and Board Members, whom do not receive compensation. The Board of Directors of the Company will address compensation of employees and/or Officers on a case-by-case basis into the foreseeable future as corporate arise. The Board plans to maintain minimal overhead, believing that by adhering to its licensing strategy and utilizing its current Board and Management, it can keep the Company’s headcount to ten or fewer employees in the near term.

Critical Accounting Policies

Our significant accounting policies are described more fully in Note 1 to the June 30, 2018 Financial Statements which we believe are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During the first quarter of 2018 our CEO, the Chairman of the Audit Committee of the Board of Directors, and a financial consultant began evaluating the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Where required they have the authority to implement appropriate disclosure controls and procedures to remedy any material weaknesses. Once the S-1 Registration is effective we will a Chief Financial Officer to implement the controls and oversee all financial activities of the Company.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 1.A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our S-1 and S-1A previously filed with the SEC

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2018, the Company did not issue any equity (considered financing activities). However the Company did receive $56,433 in debt financing from a Board member during the six months ended June 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal and/or interest, or any other material default, with respect to any indebtedness of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Cyber Security, Data Protection and Privacy

Arrestage has assessed its level of controls and procedures for cybersecurity risk. Due to the current lack of exposure within its current business operations, Arrestage has been informed the effect of any cyber-attack would be minimum. Arrestage has not had any such occurrence to date. The Company is informed of cyber-risk factors and will create disclosure controls and procedures when they become relevant to its business model.

Based on new Regulatory authority of the European Unions’ General Data Protection Regulation (“GDPR”) and tightening US laws, Arrestage International must abide by and follow directives provided by such regulation.

For Privacy Protection Compliance in the US, California’s SB1386 bill of 2003, implemented in 2015 as (California Electronic Communication Privacy Act (S.B. 178) a pioneered mandatory data-breach notification across the United States, spurring a decade of unprecedented corporate spending on information security. Europe has expanded this idea into its landmark General Data Protection Regulation (GDPR). As such, Arrestage International, Inc., now needs to update its US privacy incident-response playbook in many areas outlined in the GDPR’s May 2018 compliance directives.

Data Protection in the US deals with the security of the electronic transmission of personal data. While the US does not have any centralized, formal legislation at the federal level regarding this issue, it does mandate a form of compliance through various organizations. Again, California has taken the lead as far as State mandates (California A.B 1541, 2015), but the EU’s GDPR creates a centralized regulatory framework that multi-nationals must now follow (as of May 25, 2018). While Arrestage International, Inc. has acted to abide by data privacy and protection mandates, any misinterpretation or non-adherence would case regulatory scrutiny, fees/fines, and other potential issues. Any such regulatory mandate would affect business operations and percentage of profitability.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRESTAGE INTERNATIONAL, INC.

DATED: August 15 , 2018	By:	/s/ Gary Croft
Mr. Gary Croft
President/CEO

