Form 10-Q/A
period 2018-06-30
Arrestage International, Inc.
filed 2018-09-14
CIK 1666267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

AMENDMENT NO. 1 TO

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

ARRESTAGE INTERNATIONAL, INC.

DATED: September 14, 2018	By:	/s/ Gary Croft
Mr. Gary Croft
President/CEO

