Form 10-Q
period 2018-09-30
Arrestage International, Inc.
filed 2018-11-13
CIK 1666267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

At September 30, 2018 there were 3,600,000 shares of the registrants Common Stock outstanding.

Arrestage International, Inc.

TABLE OF CONTENTS

		Page

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Managements’ Discussion and Analyysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Certification

Section 906 Certification

i

EXPLANATORY NOTE

On October 11, 2018 Arrestage International, Inc. received a Notice of Effectiveness indicating its S-1 registration had been accepted by the Securities and Exchange Commission. Arrestage is now a reporting entity, and thus must file quarterly and year end reports.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARRESTAGE INTERNATIONAL, INC.

BALANCE SHEET

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash In Bank	1,333	2,911
Prepaid Expenses	14,448	15,251
Total Current Assets	15,781	18,162

Other Assets
Trademark License’	50,000	50,000
Impairment-Trademark License	(50,000)	(50,000)
Prepaid Expenses	-	-
Total Other Assets	-	-

TOTAL ASSETS	15,781	18,162

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	4,527
Notes Payable-Related Party	131,196	62,152
Accrued Interest Payable	13,137	6,616
License Fee Payable	25,790	25,790
Total Current Liabilities	174,650	94,558

Total Liabilities	174,650	94,558

Stockholders’ (Deficit)
Preferred Stock, $0.001 par value, 5,000,000 shares of preferred shares authorized, no shares of preferred stock oustanding.	-	-
Common Stock, $0.001 par value, 30,000,000 shares authorized, 3,600,000 shares issued and oustanding as of December 31, 2016 and December 31, 2016	3,600	3,600
Additional Paid-in Capital	148,851	148,851
Accumulated Deficit	(311,320)	(228,847)

Total Stockholders’ (Deficit)	(158,870)	(76,396)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	15,781	18,162

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND THE NINE MONTHS

ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(Unaudited)

	For the 3 Months Ended September 30, 2018	For the 9 Months Ended September 30, 2018	For the 9 Months Ended September 30, 2017
Revenues	0	-	0
Operating Expenses
Bank Charges	-	44	123
Professional and Legal Fees	7,034	54,898	19,599
Accounting and Bookkeeping Fees	5,063	18,513	5,035
Other Expenses	512	2,498	14

Total Operating Expenses	12,609	75,953	24,771

Other Expenses
Interest Expense	2,574	6,521	1,439

Total Expenses	15,183	82,474	26,210

Net (Loss)	(15,183)	(82,474)	(26,210)

Per Share	nil	(0.02)	nil
Weighted Average number of shares outstanding	3,600,000	3,600,000	3,600,000

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT)

FOR THE PERIOD DECEMBER 31, 2016 THROUGH SEPTEMBER 30, 2018

(unaudited)

	Common Stock
	Shares	Amount (Par Value $0.001)	Additional Paid In Capital	Retained Earnings (Acc Deficit)	Total
Balance December 31, 2015	3,561,250	3,561	110,140	(155,036.59)	(41,336)
Issuance of Stock for cash, net of offering costs	38,750	39	38,711		38,750
Net Income (Loss) for 2016				(30,794.00)	(30,794)
Balance December 31, 2016	3,600,000	3,600	148,851	(185,830.59)	(33,380)
Net Income (Loss) for 2017	-	-	-	(43,016.13)	(43,016)
Balance at December 31, 2017	3,600,000	3,600	148,851	(228,846.72)	(76,396)
Net Income (Loss) nine months ended September 30, 2018	-	-	-	(82,473.53)	(82,474)
Balance at September 30, 2018	3,600,000	3,600	148,851	(311,320.25)	(158,870)

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS FOR NINE MONTHS ENDED SEPTEMBER 30, 2018 and SEPTEMBER 30, 2017

(Unaudited)

	For the 9 months ended September 30, 2018	For the 9 months ended September 30, 2017

Cash Flows from operating activities:
Net (Loss)	(82,474)	(26,210)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in Accounts Payable	4,527	5,461
(Increase) in Prepaid Expenses	803	-
Total Adjustments	5,330	5,461

Net Cash (used in) Operating Activities	(77,144)	(20,749)

Cash Flows from financing activities:
Proceeds from (payments on) note payable-related party	69,044	13,941
Accrued Interest	6,521	1,439
Proceeds from sale of common stock	-

Net cash provided by financing activities	75,566	15,379

Net increase (decrease) in cash	(1,578)	(5,369)

Cash Balance at Beginning of Period	2,911	6,568
Cash Balance at End of Period	1,333	1,199
Interest Paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2018

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

Concentrations of Credit Risk

The Company places its cash and cash equivalents with major financial institutions. At September 30, 2018 and December 31, 2017 the Company did not have any cash balances on deposit with banks which exceeded the balance insured by the FDIC, and does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Basis of Presentation-Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, as reflected in the accompanying financial statements, the Company has no operations, a net loss of ($82,474) for the nine months ended September 30, 2018 as compared to ($26,210) for the nine months ended September 30, 2017, an accumulated deficit of ($311,321) as of September 30, 2018 and ($228,847) as of December 31, 2017 and a working capital deficiency of ($158,870) and ($76,396) at September 30, 2018 and December 31, 2017 respectively. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Earnings per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. There were no options or warrants outstanding at September 30, 2018 nor December 31, 2017. Diluted earnings per share is not shown for the periods in which the Company incurs a loss because it would be anti-dilutive.

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

NOTE 2 - INCOME TAXES

At September 30, 2018 the Company has approximately $552,255 of operating loss carryforwards for federal income taxes that may be applied against future taxable income. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.

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

The Company is subject to federal and state income tax. No provision for tax has been made as of September 30, 2018 or December 31, 2017 as the Company has incurred operating losses since inception. The following table reconciles the Company’s statutory tax rate to its effective tax rate as a percentage of income before income taxes under the Act:

The components of the Company’s deferred income tax assets are set forth below:

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

9/30/2018(9 mo.)	$82,474	NA	$17,319	$17,319	$17,319	$-
December 31, 2017	$164,450	Various	$34,535	$34,535	$7,414	$-
December 31, 2016	$129,147	Various	$27,121	$27,121	$8,306	$-
December 31, 2015	$89,595	Various	$18,815	$18,815	$2,796	$-

NOTE 3 - RELATED PARTY TRANSACTIONS

On June 27, 2011 the Company entered into a Multiple Advance Demand Note with The Shapiro Trust, owner of 40% of the outstanding equity in the Company. The Note is due upon Demand and bears an interest rate of 8% per annum. As of September 30, 2018 and December 31, 2017 the principal balance on the Note was $131,196 and $62,152, respectively. As of September 30, 2018 and December 31, 2017 the accrued interest on the Note was $13,137 and $6,616, respectively. The total principal and interest due The Shapiro Trust as of September 30, 2018 and December 31, 2017 was $144,334 and $68,768, respectively. See Note 5.

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

	September 30, 2018		December 31, 2017
	Gross Carrying Amount	Impairment Allowance	Gross Carrying Amount	Impairment Allowance

Trademark License	50,000	(50,000)	50,000	(50,000)

NOTE 5 - FINANCING ACTIVITIES

Note Payable

The Following is a summary of The Note Payable-Current

	September 30, 2018			December 31, 2017
	Principal	Interest payable	Total Due Upon Demand	Principal	Interest payable	Total Due Upon Demand
Unsecured Demand Note Payable to The Shapiro Trust, due mupon demand. The Note Payable is a multiple advance demand Note with a stated interest rate of 8%.	131,196	13,137	144,334	62,152	6,616	68,768
Current Portion	131,196	13,137	144,334	62,152	6,616	68,768
Long Term portion	-	-	-	-	-	-

Total	131,196	13,137	144,334	62,152	6,616	68,768

Royalty Fee Payable

The following is a summary of the Royalty Fee Payable

A Trademark Licenses Agreement was signed June 22, 2011 which calls for to Royalty Payments of $50,000 to be paid in three installments, with no interest, on or before the 15th day of the month for which the Royalty is due.	25,790	-	25,790	25,790	-	25,790
Current Portion	25,790	-	25,790	25,790	-	25,790
Long Term portion	-	-	-	-	-	-

Total	25,790	-	25,790	25,790	-	25,790

NOTE 6 - CAPITAL STOCK and STOCKHOLDERS’ EQUITY

Description of Capital Stock--The Company has two classes of authorized capital stock: Common Stock and Preferred Stock. Both were authorized June 22, 2011 and both have a par value of $0.001. The holders of Common Stock are entitled to one vote per share. Rights and Preferences for the Preferred Stock will be determined by the Board of Directors prior to issuance of any Preferred Stock.

There are 30,000,000 shares of Common Stock authorized. As of September 30, 2018 and December 31, 2017 there were 3,600,000 shares of Common Stock issued and outstanding.

During the nine months ended September 30, 2018, or during the year ended December 31, 2017, the Company did not issue any shares of common stock.

There are 5,000,000 shares of Preferred Stock authorized and zero outstanding as of September 30, 2018 and December 31, 2017.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

In March, 2017 the Board of Directors of the Company authorized management to pursue certain merger and acquisition targets and to pay certain legal, consulting, and diligence fees on behalf of these entities. Approximately $9,000 has been paid for these legal fees and due diligence through September 30, 2018. Fees are to be paid as a sunk cost and expensed by the Company, with no requirement for, or expectation of, reimbursement. There are no limits set on the amounts or timing of such payments. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

NOTE 8 - SUBSEQUENT EVENTS

On October 11, 2018 the Company received a Notice of Effectiveness indicating its S-1 registration had been accepted by the Securities and Exchange Commission. Arrestage is now a reporting entity, and thus must file quarterly and year end reports.

Item 2. Managements’ Discussion and Analyysis of Financial Condition and Results of Operations

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

Funding during the next twelve months will come primarily from serviceable debt financing and, if effective, capital market financing.

The Company will be reliant on such debt financing, access to capital markets, or future revenues, since the company currently has no revenue.

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

Results of Operations

Nine Months Ended September 30, 2018, compared to the Nine Months Ended September 30, 2017

The following table sets forth the results of our current operations for the periods indicated as a percentage of total expenses:

	2018		2017
	$	% of Total Expenses	$	% of Total Expenses

Net Sales	$-	0%	$-	0%
Cost of Goods Sold	$-	0%	$-	0%
Gross Profit	$-	0%	$-	0%
Operating Expenses	$75,953	-92%	$24,771	-95%
Operating (Loss)	$(75,953)	-92%	$(24,771)	-95%
Interest (Expense)	$(6,521)	8%	$(1,439)	5%
Net (Loss)	$(82,474)	100%	$(26,210)	100%

Operating Expenses

Total operating expenses increased approximately 307% to approximately $76,000 for the nine months ended September 30, 2018, from approximately $25,000 for nine months ended September 30, 2017. The increase in our operating expenses between the periods was mostly attributable to an increase in legal, accounting and other professional fees related the filing of an S-1 Registration.

Interest Expense

Interest Expense increased by $5,081 to $6,521 for the nine months ended September 30, 2018 from $1,439 for the nine months ended September 30, 2017 as a result of increased borrowing to fund operations.

Net Income

Net loss from continuing operations for the nine months ended September 30, 2018 was ($82,474) compared to net loss from continuing operations of ($26,210) for the nine months ended September 30, 2017. Our net loss from continuing operations for the nine months ended September 30, 2018 was mostly attributable to our increased professional fees associated with the S-1 Registration.

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

Liquidity and Capital Resources

Our immediate future principal demands for liquidity are to enable the Company to continue to fund the expenses associated with maintaining reporting requirements and becoming a trading Company and general corporate purposes. We have no history of sales, and have incurred negative operating cash flows since inception to date in 2018. To date we have borrowed approximately $131,000 from a shareholder and Director in the form of a multiple advance 8% Demand Note.

We do not plan on our operating activities being able to fund operations through the remainder of 2018. In December 2017, the Company filed an S-1 Registration with the SEC with the plan of raising equity financing to raise capital to execute on its business plan. On October 11, 2018 the Company received a Notice of Effectiveness from the SEC indicating that the S-1 Registration was effective as of that date. The Company is now in conversations with FINRA registered broker/dealers to facilitate the filing of a Form 15(c)211 with FINRA to enable the Company to become a trading company.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

We had negative net working capital of ($158,870) as of September 30, 2018 as compared to positive working capital of $4,238 as of September 30, 2017.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2018 and 2017:

	2018	2017
Cash provided by (used in):
Operating activities	$(82,474)	$(26,210)
Financing activities	75,566	15,379

Net cash used by operating activities of continuing operations was $(82,474) for the nine months ended September 30, 2018, compared to net cash used in operating activities of continuing operations of $(26,210) for the same period in 2017. The increase in the amount of cash used by our operating activities was due primarily to an increase in professional fees related to the S-1 Registration..

Net cash flows provide by financing activities was $75,566 for the nine months ended September 30, 2018, compared to net cash flows provided by financing activities of $15,379 for the same period in 2017. Our increase in net cash flows provided by financing activities was a result of proceeds from the Multiple Advance 8% Demand Note Payable in the first nine months of 2018 as compared to the first nine months of 2017.

Indebtedness

On June 27, 2011 the Company entered into a Multiple Advance Demand Note with The Shapiro Trust, beneficial owner of 40% of the outstanding equity in the Company. The Note is due upon Demand and bears an interest rate of 8% per annum. As of September 30, 2018 and December 31, 2017 the principal balance on the Note was $131,196 and $62,152, respectively. As September 30, 2018 and December 31, 2017 the accrued interest on the Note was $10,563 and $6,616, respectively. The total principal and interest due The Shapiro Trust as of September 30, 2018 and December 31, 2017 was $144,333 and $68,768, respectively. See Note 5 to the Financial Statements.

On June 22, 2011 the Company entered into a Trademark License Agreement with Ann Shapiro, a beneficiary of the Shapiro Trust and wife of one of the Company’s directors. Mrs. Shapiro owns the Registered Trademark and cosmetic formulas. Under the terms of the Agreement the Company was granted an exclusive license to sell “Arrestage Mark and Formula” in exchange for a Royalty of $50,000 to be paid in three installments. Ms. Shapiro retains title and ownership of the Mark and Formulas. The Termination Date of the License is 2025. See Note 5 to the Financial Statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

During the nine months ended September 30, 2018, the Company did not issue any equity (considered financing activities). However, the Company did receive $69,044 in debt financing from a Board member during the nine months ended September 30, 2018.

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

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer).

33.1	Audit Committed Charter Agreement (ratified------)

33.2	Code of Ethic Committee Charter Agreement

33.3	Compensation Committee Charter Agreement

33.4	Corporate Governance Committee Charter Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRESTAGE INTERNATIONAL, INC.

DATED: November 13, 2018	By:	/s/ Gary Croft
Mr. Gary Croft
President/CEO