Form 10-K
period 2018-12-31
Arrestage International, Inc.
filed 2019-04-01
CIK 1666267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _____________

Commission File Number: 000-55010

Arrestage International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-2552289
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

20343 N. Hayden Road, Suite 101

Scottsdale, Arizona 85255

(Address of principal executive offices, including zip code)

(480) 710-2229

(Registrants telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Emerging Growth ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2018 (the last business day of the registrants most recently completed year end) the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was 208,000.

At December 31, 2018 there were 3,600,000 shares of the Company’s Common Stock outstanding and no shares of the Company’s preferred stock outstanding.

i

EXPLANATORY NOTE

On October 11, 2018, Arrestage International filed a Notice of effectiveness for the filing of its S-1 Registration Statement pursuant to final comments of the SEC’s division of Corporate Finance, completing the review of the registration of the Company’s common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Registration Statement or in the documents incorporated by reference herein that are not descriptions of historical facts are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the descriptions of our plans to, and objectives for, future acquisitions and operations underlying such plans and objectives and other forward-looking terminology such as “may”, “expects”, “believes”, “anticipates”, “intends”, “projects” or similar terms, variations of such terms or the negative of such terms. Forward –looking statements are based on management’s current expectations. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under “Risk Factors” Section of this filing.

Forward-looking statements may include statements about our business strategy, reserves, technology, financial strategy, nutraceutical industry outlook, medical device industry outlook, timing and amount of future revenue, the amount, nature and timing of capital expenditures, business combination activities, competition and government regulations, marketing of products, acquisitions, general economic conditions, uncertainty regarding our future operating results and plans, objectives, expectations and intentions contained in this report that are not historical.

We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in our expectations or any changes in events, conditions or circumstances on which any such statement is based.

ii

PART 1

ITEM 1 – BUSINESS

Unless the context otherwise requires, all references in this report to “Arrestage” “AII” “Company” “our” and “we” refer to Arrestage International, Inc.

Overview

Arrestage International, Inc. (the “Company”) was formed and incorporated under the laws of the state of Nevada on June 15, 2011. The first organizational meeting was held on June 20, 2011 where the articles of incorporation and bylaws were adopted. In the same meeting the stock specimen certificate and the annual meeting set for June 6th each fiscal year. The registered agent is Registered Agents, Inc. with offices located at 401 Ryland St., Suite 200-A, Reno, NV 89502. Arrestage holds formulas for skin care products as well as brand formulas, and other intellectual property.

Arrestage is a Company within the healthcare space. Specifically, we are in the Nutraceutical business that holds formulations on skin care products as well as brand formulas, and other intellectual property. In addition, we are seeking to perform roll-up transactions, to include a finance company that purchases and securitizes medical devises for periodic rental to end users. Arrestage is in the sector of research and development of nutraceutical products. Arrestage plans to acquire and maintain secured UCC-1 on the machines it purchases and provides full service plans and warranty options, and other companies within the wellness sector.

The Company currently does not trade on an exchange. However, the Company has filed a 15 c 211, in collaboration with Network 1 Financial Securities and Company management hopes to receive a trading symbol and begin trading the company’s shares on the OTC markets within the near future or upon the successful completion of a registered secondary offering, whichever occurs first.

Arrestage is led by a management team and Board with extensive experience in managing and financing public companies in the Health/Wellness sector, including doctors and medical professionals whose members are knowledgeable in public and private health care companies, management and financing. The Company currently has limited operating costs and intends to maintain minimal overhead for the foreseeable future. Management believes it will grow its product line within the Nutraceutical sector and that by acquiring synergistic businesses it will scale rapidly while keeping its general and administrative costs at a minimum until growth manifests.

Strategic Overview

Arrestage plans to grow its current business aggressively over the next twelve months, expanding its current business while seeking synergistic acquisitions in the Health and Wellness space. By targeting the Companies in which we have familiarity and capitalizing on our years of due diligence and strategic positioning with these Companies, it is possible that the Company’s growth trajectory will be steep. Management spent a great deal of energy and resources in order to meet these growth goals.

AII also plans to develop an international licensing program whereby we plan to provide turnkey assistance with operations and support for distributors in the Skin Care and Anti-Aging arena, using the Arrestage brand, custom formulas, trademark, internet presence and proprietary marketing protocols In addition , we plan to continue to develop these aspects of the business and potentially acquire complimentary products and services. Arrestage International intends to create a significant brand in the aesthetic skincare marketplace. The officers and directors of AII all have created or participated in the marketing and development of branded products in this space. AII hopes to generate a licensing fee of 5-8% (or a higher rate the market may bear) of all revenues generated by future licensees.

AII plans to license full use of all intellectual property and formulas of its licensed products, in all geographical regions and channels of distribution. Arrestage hopes to conduct Research and Development of future products and complete other possible acquisitions. AII plans to set itself apart from its competitors by providing clinically based sales materials that attract a more sophisticated consumer enabling licensees to increase sales revenues with higher margins. Licensees will have access to the luminary panel, clinical and marketing training protocols, and collateral materials. Arrestage International plans to address an ever-increasing world demand for western culturally influenced aesthetic skin topical products, in addition to the increasing demand in US domestic and other western markets. AII seeks to license distribution organizations, in the US and Internationally, to market its proprietary brand of aesthetic dermal formulations and additional products that it may potentially acquire.

The Company’s initial products to take to market have gone through clinical and behavioral testing and several reformulations to achieve a high acceptance status. The size of the aesthetic topical world market is approximately $7.4 billion. Morningstar estimates a continued growth rate of 11% CAGR from 2016-2020. Due to the high margins, the major aesthetic device makers are attempting to enter this market as distributors. This may be a beneficial circumstance as it may enhance the valuation of AII and widen future exit possibilities.

Medical Device Rental Division

Medical Equipment Rental is an industry that is expanding due to many factors in the health care industry. Many smaller health care providers have found additional revenue streams by renting expensive equipment (such as MRI’s or Catscan machines) and providing patients access to tests traditionally provided by outside providers. . Medical Device Rentals are creating greater accessibility to procedures provided by such medical equipment in many places where there are not larger facilities close by. Rural areas that only have local access to small healthcare facilities could see specialized equipment that would not usually be available. Many medical professions that deal with varying, rare health issues, such as emergency clinics, pediatrics, physical therapists, and oncologists, in small or medium-sized facilities could have much more reliable access to this specialized equipment. Also, it is more convenient for patients to receive care and testing all in one location, and it streamlines the process of receiving test results when equipment can be found in house. Lastly, for larger medical facilities renting is beneficial for very specialized equipment that can be too expensive to purchase. Rentals allow the use of specialized equipment without undue burdens on a facility’s budget. Due to the constantly changing advances in medical technology many places do not have consistent access to the most helpful equipment. If rented, adjustments in technology would be much more feasible for tight facility budgets, and more locations could use the latest technology in the healthcare market.

The Company plans to establish a medical device rental program that purchases or secures medical devices such as MRI systems and various other diagnostic equipment. Our target market will be physician groups, clinics, rural hospitals, and insurance companies. Arrestage intends to obtain residual income from such rentals and would maintain a fully secured UCC-1 position on each piece of equipment. To grow this division, Arrestage’s plans call for the acquisition of existing device rental companies or of machines currently deployed at various providers and to aggressive market such services. Management hopes to take advantage of the expanding demand of medical systems due to the current healthcare trends. The United States market, the largest in the world, has reached a value of $133 billion by 2016, and is expected to reach 278 billion by 2021 worldwide. (2A) To date the Company has accumulated a strong market presence within this lucrative sector of secured structured medical lending.

Nutraceutical Division

Our Strategy

Our strategy is to promote, market and sell our existing product line, and expand by development and acquisition, a more inclusive product line. By maintaining our cost-effective structure and leveraging our vast network of in-house and freelance notable experts in the field we feel we will be able to penetrate the market place in an expedited manner. Our partnerships are far reaching within the medical, nutraceutical, finance and entertainment fields. By leveraging those contacts, we will be able to showcase products with endorsements from known persons and entities.

Exclusive focus on a large, growing market.  The size of the aesthetic topical world market is rapidly growing. Morningstar estimates a continued growth rate of 11% CAGR from 2016-2020. Due to the high margins, the major aesthetic device makers are attempting to enter this market as distributors. This may be a beneficial circumstance as it may enhance the valuation of AII and widen future exit possibilities.

Pursue opportunities to enhance our product offerings.  We intend to continue to expand applications of our nutraceutical products and vigorously protect those innovations through patent enforcement and applications. We may also opportunistically pursue the licensing or acquisition of complementary products and technologies to strengthen our market position or improve product margins.

Expand our sales organization to support growth.  We intend to expand our highly-trained direct sales organization and broaden our relationships with distributor partners to increase sales and drive revenues. We intend to expand this sales initiative to new regional markets and then worldwide distribution and product placement.

Acquire new product line.  We are exploring the possibility of expanding our product line through acquisitions of new products that will allow additional market share. We may also perform research and development functions in-house, which could include the development or acquisition of an entirely new product line or expansion of the current line. The target products are on the cutting edge of health applications and import new techniques integrating Allopathic medicine, Naturopathic medicine, and some New Age features. Because of the relationship we have built within our research and development planning and due diligence, we are in a prime position to view and explore potential products that fit within our Company. Further, we have the personnel to determine viability of the marketing and sales of such products. If such products fit within the Company framework, we can quickly add such by acquisition.

Price effective ownership of current product lines. We have been able to acquire a developed line of formulas that have previously been produced. Thereby, the cost to bring these products to market is much less than full development, formulation, and production of a line of skin care nutraceuticals.

Highly experienced management and medical advisory team.  We have assembled a senior management team and medical advisory board with significant experience in the healthcare industry. Our leadership team has a long track record in introducing our products to the healthcare market in the field nutraceuticals. Members of our management team also have experience in product development, launching new products into the healthcare market and securitizing and renting medical devices and technology to hospitals and private healthcare practices through direct sales organizations, distributors and manufacturers. We also collaborate with a network of leading medical advisors in the design and use of our products.

Extensive product support network.  In addition to the product line we offer, we also provide a support network for clinicians and therapists, which includes site planning and preparation, system deployment and installation, a national and global network of medical physicists for system commissioning and calibration, a dedicated service network, a dedicated clinical applications and education network and service, and live customer support. We believe that by offering these dedicated and tailored services we have enhanced our brand and gained market presence.

Relationships with the medical community.  The board members, acting on behalf of Arrestage, are all actively involved in scientific, medical, and commercial organizations and communities. We have on our management team and Board of Directors, well respected doctors and entrepreneurs with a medical background. We anticipate that we will be able to leverage our involvement in this community to increase awareness of the benefits of radiation therapy and increase sales of our products.

Medical Device Rental Division

Our Strategy

Our goal is to become a leading medical device procurement company providing real time solutions for hospitals, insurance companies andhealth care clinics. The key elements of our strategy include:

Leveraging pre-existing relationships, we will be able to scale the business quickly via new business acquisition. Arrestage will seek to acquire firms we currently have relationships with. We will grow existing rental program with expansion to new markets and additional facilities. Since our principals have a long track record of procuring such transactions, the length of time to scale such business should be minimal.

Drive adoption and awareness of our Companies products to specialists, physicians, and administrators. We intend to educate specialists, physicians, on the need for having our devices in house as opposed to outsourcing these services. We believe that increased awareness of the benefits having these services in house will maintain patient loyalty and drive revenue. Additionally, we believe that our products will allow specialists to treat patients without having to refer them to specialists for treatment and will allow for faster in-house diagnosis of a patient’s issues.

Provide new technology products and services.  Once technologies are acquired, we plan to develop optional add-on technology products and service options which will enhanced the operational capabilities of our desirable device technologies. We believe continued product offerings will keep us relevant to all of our clients’ needs.

Create and Expand a sales organization to support growth.  We intend to create and rapidly expand a highly-trained direct sales organization to broaden relationships with distributor partners to increase sales and drive revenues.

Residuals value of owned products. We intend to hold a secured position in any developed or acquired technology, enabling the Company to maintain a secured payment stream. In addition, the residual value of our products will provide back end liquidity and additional rental opportunities after the current client has relinquished the machines.

Wellness Acquisitions

We plan to implement a growth strategy which anticipates seeking to generate our revenues through both internal organic growth and acquisition. With plans to developing in-house nutraceutical products and producing formulas, we anticipate we will be able to bring high quality products to market. As we anticipate building organic formulations, we also plan to aggressively partner with other product development companies to create, co-brand, and license products that are in high demand, such as topical pain management formulas.

In our medical device plan we intend on partnering with a medical device company in order to purchase and license scanning technology such as MRI, PET/CT scanners, and MRI machines. In such case, we will hold first position UCC-1 liens on such equipment and rent the machines to end users such as medical clinics, and rural hospitals.

Our target roll-ups will have established strategic relationships with insurance companies, providers, equipment manufacturers, and sales personnel to deepen and complement our platform and applications. The relationships should include health care payers, consulting and implementation services provider and broader health care partners.

Competition

Significant competition for topical aesthetic products may develop or may develop more quickly than we anticipate which would significantly harm our revenues and may cause us to be unable to recover the losses we have incurred and expect to incur in the development of our products. Significant markets may never develop our product technology, or they may develop more slowly than we anticipate. Any such delay or failure would significantly harm our revenues and we may be unable to recover the losses we have incurred and expect to continue to incur in the development and marketing of our products. If this were to occur, we may never achieve profitability and our business could fail. Topical products represent an emerging market, and whether or not end-users will want to use them may be affected by many factors.

While Arrestage believes it is able to compete, and given its low overhead, will be successful in carving out a profitable market niche, competitive challenges are abound.

The Company anticipates that it will face additional competition from new entrants that may offer significant performance, price, creative or other advantages over those offered by the Company. Many of these competitors have greater name recognition and resources than the Company.

Additionally, potential competitors with established market shares and greater financial resources may introduce competing products. Thus, there can be no assurance that AII will be able to compete successfully in the future or that competition will not have a material adverse effect on AII’s results of operations.

As for the medical device sector, while there is an expansive market that continues to grow to feed the need of medical practices to access these medical devices, this also opens up the risk of greater competition as other company’s also looking to build their services. This increase in need is largely due to the speed at which technology develops and the rate at which we are enhancing medical care and treatment options.

The medical device industry is highly competitive and subject to technological change. In the arena for technology and products for use discovery and screening, there may be technological change that makes current products less attractive. While we believe our offered products currently have certain competitive advantages over the products offered by these competitors, our success depends, in part, upon our ability to maintain this competitive position. Our competitive advantages include access to participating physicians that have contributed to research and development in the past. These individuals which include our board members have decades of experience of developing and delivering products to market internationally. If these competitors offer new products, or expand their operations, we may be unable to maintain our competitive advantages over these competitors.

Our Corporate Information

We are incorporated in Nevada. Our principal executive offices are located at 20343 N. Hayden Road, Ste 101, Scottsdale, Arizona 85255. Our website address is www.arrestageinternational.com.

The information on, or that may be accessed through our website, is not incorporated by reference into this registration statement and should not be considered a part hereof.

Compliance with Government Regulation

At Arrestage, we will manage all government regulation diligently, including the process of SEC reporting and work to insure all relevant material information is disclosed as proscribe by law.

In our health care nutraceutical space, Changes in government policies and regulations could hurt the market for our products. The OTC topical and cosmetic market is in a phase where it is currently subject to limited industry-specific government regulations in the United States relating to matters such as design, storage, testing of these products. However, given that their production is subject to government regulation, we may expect to encounter more industry specific government regulations in the future in the jurisdictions and markets in which we operate. We will work to maintain the highest level of compliance with all government regulations.

Cyber Compliance

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

Employees

At December 31, 2018 we utilize our six Board of Directors and management jointly. We also utilize the expertise of other strategic partnerships, that we anticipate will be a part of the Arrestage management team in the near future. Some necessary services are performed by consultants and contracted parties.

ITEM 1A. RISK FACTORS

Business Challenges

In operating our business, we will face significant challenges. Our revenues, profitability and future growth depend significantly on (1) continued access to the capital markets for acquisition capital, (2) our ability to grow current business sectors and to expand by acquiring new suitable businesses. Prices received affect the amount of future cash flow available for capital expenditures and repayment of indebtedness and our ability to raise additional capital. In addition, among the risks and uncertainties that face our business are the following:

●	We have a need for additional funding

●	The Company’s recent operating history has produced no revenue and has no customers

●	High production of products will create a considerable amount of inventory

●	Underproduction could lead to undercapitalization of market demand

●	The industry is competitive

Undercapitalization; Need for Additional Funding

No assurance can be given as to how much additional working capital will be required or that additional financing can be obtained, or if obtainable, that the terms will be satisfactory to AII, or that such financing would not result in a substantial dilution of shareholder’s interest.

The Company’s Recent Operating History Has Produced no Revenue and has no Customers

Although the company has purchased an exclusive license for products and formulas it currently has no customers and has generated no revenues. There is no assurance that the Company can generate revenues or sell any of its formulas or products in the market place, and even if revenues are generated there is no assurance that the Company can earn a profit, in which case the Investors’ may not realize a return on their equity investment.

Specific Risk Factors- Nutraceutical Division

High Production of Products will create a considerable amount of inventory.

In order to produce our products at affordable prices, we will have to produce through high volume automated processes. We do not know whether we will be able to contract efficient, automated, low-cost assembly capability and processes that will enable us to meet the quality, price, and production standards, or production volumes required to successfully mass market our product. Even if we are successful in developing our high-volume production capabilities and processes, we do not know whether we will do so in time to meet our product commercialization schedules or to satisfy the requirements of customers. Our failure to develop such processes and capabilities could have a material adverse effect on our business, results of operations and financial condition.

Underproduction could lead to undercapitalization of Market demand.

We may not meet our product development and commercialization milestones. We have several development programs that are in the pre-commercial stage. The success of each formulation development program is highly dependent on our correct interpretation of commercial market requirements, and our translation of those requirements into applicable product specifications and appropriate development milestones. If we have misinterpreted market requirements, or if the requirements of the market change, we may develop a product that does not meet the cost and performance requirements for a successful commercial product. In addition, if we do not meet the required development milestones, our commercialization schedules could be delayed, which could result in potential adverse effects on our business.

Competitive Landscape.

Significant competition for topical aesthetic products may develop or may develop more slowly than we anticipate which would significantly harm our revenues and may cause us to be unable to recover the losses we have incurred and expect to incur in the development of our products. Significant markets may never develop our product technology, or they may develop more slowly than we anticipate. Any such delay or failure would significantly harm our revenues and we may be unable to recover the losses we have incurred and expect to continue to incur in the development and marketing of our products. If this were to occur, we may never achieve profitability and our business could fail. Topical products represent an emerging market, and whether or not end-users will want to use them may be affected by many factors, some of which are beyond our control, including:

●	the emergence of more competitive technologies and products, including other products that could render our products obsolete;

●	the future cost of components that may affect our delivery systems;

●	the regulatory requirements of agencies, including the development of uniform codes and standards that may result in higher costs;

●	government support for preventive medicine may wane;

●	the assembling and supply costs may escalate to levels that would restrict our marketing efforts;

●	the perceptions of consumers regarding the safety of our products;

●	the continued development and improvement of existing technologies that we may not be able to access or license; and

●	the future cost of components used in existing products.

Governmental Policies Could Affect our Revenue or Profitability

Changes in government policies and regulations could hurt the market for our products. The OTC topical and cosmetic market is in a phase where it is currently subject to limited industry-specific government regulations in the United States relating to matters such as design, storage, testing of these products. However, given that their production is subject to government regulation, we may expect to encounter more industry specific government regulations in the future in the jurisdictions and markets in which we operate. To the extent that there may be implementation of further regulations, delays in gaining such regulatory approval, may hinder our development and our growth may be constrained.

Reliance on Third Party Suppliers Could be a Barrier

We rely upon third party suppliers to supply key materials and components for our products. A supplier’s failure to supply materials or components in a timely manner, or to supply materials and components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, may harm our ability to manufacture our products cost-effectively or at all, and our revenues and gross margins might suffer.

If we fail to properly manage our anticipated growth, our business could suffer.

Our strategy involves substantial growth. If we experience periods of rapid growth and expansion, our limited personnel, operational infrastructure and other resources could be significantly strained. In particular, the possible internalization of manufacturing, and anticipated expansion of our direct sales force in the U.S. will require significant management, financial and other supporting resources. In addition, in order to manage expanding operations, we will need to continue to improve our operational and management controls, reporting and information technology systems and financial internal control procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our goals.

We may be unable to retain and develop our U.S. sales force and non-U.S. distributors, which would adversely affect our ability to meet our revenue targets and other goals. Further, Foreign Markets May Create a Need for Separate Potentially Costly Analysis

As we launch products, increase current sales efforts and expand into new geographies, we will need to retain, grow and develop our direct sales personnel, distributors and agents. There is significant competition for sales personnel experienced in relevant medical device sales. Upon completion of training, sales representatives typically require lead time in the field to develop or expand their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. If we are unable to attract, motivate, develop, and retain a sufficient number of qualified sales personnel, or if the sales representatives do not achieve the productivity levels expected, our revenue will not grow as expected, and our financial performance will suffer.

In addition, we may not succeed in entering into and maintaining productive arrangements with an adequate number of distributors outside of the U.S. that are sufficiently committed to selling our products in international markets. The establishment and maintenance of a distribution network is expensive and time consuming. Even if we engage and maintain suitable relationships with an adequate number of distributors, they may not generate revenue as quickly as we expect them to, commit the necessary resources to effectively market and sell our products, or ultimately succeed in selling our products. Moreover, if our sales force and distributors are unable to attract and retain new customers, we may be unable to achieve our expected growth, and our business could suffer.

When we acquire other companies or businesses, we will be subject to risks that could hurt our operations in the future.

We are planning in the near future acquire complementary businesses, products or technologies. Any acquisition may not produce the revenues, earnings or business synergies anticipated, and any acquired business, product or technology might not perform as expected. Our management could spend a significant amount of time, effort and money in identifying, pursuing and completing acquisitions. If we complete an acquisition, we may encounter significant difficulties and incur substantial expenses in integrating the operations and personnel of the acquired company into our operations. In particular, we may lose the services of key employees of the acquired company, and we may make changes in management that impair the acquired company’s relationships with employees, vendors and customers. Additionally, we may acquire development-stage companies that are not yet profitable and require continued investment, which could decrease our future earnings or increase our futures losses. Any of these outcomes could prevent us from realizing the anticipated benefits of an acquisition.

To pay for an acquisition, we might use equity or cash. Alternatively, we might borrow money from a bank or other lender. If we use equity, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity would be reduced.

Any acquisition could result in recording significant amounts of goodwill or other intangible assets, some of which could result in significant quarterly amortization expense. Moreover, if we determine during annual reviews of otherwise that an intangible asset has been impaired, we may need to write off some or all of its carrying value, resulting in large charges to expense. Amortization charges and write-downs or write-offs of intangibles would decrease our future earning or increase our future losses.

Future Acquisitions Could Create Synergistic Issues

We intend to acquire technologies or companies in the future, and these acquisitions could disrupt our business and dilute our shareholders’ interests. We intend to acquire other companies (and may acquire additional technologies) in the future and we cannot provide assurances that we will be able to successfully integrate their operations or that the cost savings we anticipate will be fully realized. Entering into an acquisition or investment entails many risks, any of which could materially harm our business, including:

●	diversion of management’s attention from other business concerns;

●	failure to effectively assimilate the acquired product lines, technology, employees, or other assets of the company into our business;

●	the loss of key employees from either our current business or the acquired business;

●	assumption of significant liabilities of the acquisitions.

If we complete acquisitions, we may dilute the ownership of current shareholders. In addition, achieving the expected returns and cost savings from acquisitions will depend in part upon our ability to integrate the products and services, technologies, research and development programs, operations, sales and marketing functions, finance, accounting and administrative functions, and other personnel of these businesses into our business in an efficient and effective manner. We cannot ensure that we will be able to do so or that the acquired businesses will perform at anticipated levels. If we are unable to successfully integrate acquired businesses, our anticipated revenues may be lower and our operational costs may be higher.

Competitive Landscape Challenges

The world anti-aging products market stands enthused by the growing need for appearance-enhancing and age-defying skin cosmetics among the aging population according to a new report by Global Industry Analysts. In addition to changes in lifestyles by modern consumers to increase their chances of longevity, changing practices in personal grooming is resulting in more time and money being spent on external grooming to minimize visible effects of aging.

This is leading to increased demand for products, such as, skin lotions, toners, wrinkle-removal creams, skin whiteners, luxury topical skin care products, concealers, and cover-ups. The growing acceptance of vitamins and antioxidants as effective anti-aging nutrients is expected to prod the growth of anti-aging drugs and pharmaceuticals. With younger consumers becoming more proactive about their skin maintenance regime, women aged between 25 years to 30 years are increasingly beginning to use anti-aging creams, thereby resulting in expanded market opportunities. Manufacturers are additionally adding fuel to the trend by unveiling new promotional mother-daughter packages, which are designed to discreetly inculcate adherence to anti-aging treatment regimens as early as possible. Growing wariness over harsh chemicals is expected to lead to increased demand for anti-aging products with organic, natural, herbal and botanical extracts as active ingredients according to the report. Anti-aging products, which include natural ingredients such as chamomile, copper, gold, minerals and amino acids, are expected to score huge gains in the marketplace in the upcoming years. Driven by the desire to stay young and healthy, sales of dietary supplements, vitamins, and minerals are forecast to rise in the upcoming years.

The Company anticipates that it will face additional competition from new entrants that may offer significant performance, price, creative or other advantages over those offered by the Company. Many of these competitors have greater name recognition and resources than the Company.

Additionally, potential competitors with established market shares and greater financial resources may introduce competing products. Thus, there can be no assurance that AII will be able to compete successfully in the future or that competition will not have a material adverse effect on AII’s results of operations.

While there is an expansive market that continues to grow to feed the need of medical practices to access these medical devices, this also opens up the risk of greater competition as other company’s also looking to build their services. This increase in need is largely due to the speed at which technology develops and the rate at which we are enhancing medical care and treatment options.

Specific Risks - Medical Device Rental Division

If End Users of Our Rental Products do not make timely payments or are unable to receive payment from third-party payors, our revenues will be negatively impacted.

With any structured financial business, especially the rental business, mandating timely receivables is paramount to business success. Thereby, our ability to make timely collections and the ability of our end users to make timely payments is essential to our business success. If our end users are not able to collect from third party payors, or unable to utilize our technology in a fashion that is economically viable, our business will take a substantial downturn and the service of the payment for utilization of our technology will not be sustainable without additional funding.

If third-party payors do not provide coverage and adequate reimbursement for the use of our products, our revenue will be negatively impacted.

In the U.S., the commercial success of our rental of existing products and any rental of future products rental will depend, in part, on the extent to which governmental payors at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for procedures using our products. The existence of coverage and adequate reimbursement for our products and related procedures by government and private payors is critical to market acceptance of our existing and future products. Neither hospitals nor physicians are likely to use our products if they do not receive adequate reimbursement payments for the procedures using our products.

Some private payors in the U.S. may base their reimbursement policies on the coverage decisions determined by the Centers for Medicare and Medicaid Services, which administers the Medicare program. Others may adopt different coverage or reimbursement policies for procedures performed using our products, while some governmental programs, such as Medicaid, have reimbursement policies that vary from state to state, some of which may not pay for our products in an amount that supports our selling price, if at all. A Medicare national or local coverage decision denying coverage for any of the procedures performed with our products could result in private and other third-party payors also denying coverage. Medicare (part B) and a number of private insurers in the U.S. currently cover and pay for both non-melanoma skin cancer and keloid treatments using the SRT-100. A withdrawal, or even contemplation of a withdrawal, by Centers for Medicare and Medicaid Services, or CMS, Medicaid or private payors of reimbursements, or any other unfavorable coverage or reimbursement decisions by government programs or private payors, could have a material adverse effect on our business.

If sufficient coverage and reimbursement are not available for our current or future products the demand for our products and, consequently, our revenues will be adversely affected.

We may be unable to retain and develop our sales force, which would adversely affect our ability to meet our revenue targets and other goals.

While we have an organic sales and service team, as we plan to offer rental products, increase current sales efforts and expand into new geographies, we will need to retain, grow and develop our direct sales personnel, distributors and agents. There is significant competition for sales personnel experienced in relevant medical device sales. In addition, the training process is lengthy because it requires significant education for new sales representatives to achieve an acceptable level of clinical competency with our products. Upon completion of training, sales representatives typically require lead time in the field to develop or expand their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. If we are unable to attract, motivate, develop, and retain a sufficient number of qualified sales personnel, or if the sales representatives do not achieve the productivity levels expected, our revenue will not grow as expected, and our financial performance will suffer.

Furthermore, some of our distributors may market or sell the products of our competitors. In these cases, the competitors may have the ability to influence the products that our distributors choose to market and sell, for example, by offering higher commission payments, or by convincing the distributors to terminate their relationships with us, carry fewer of our products or reduce their sales and marketing efforts for our products. Any of the foregoing would hinder our ability to meet our revenue targets and other goals.

We are in a highly competitive market segment, which is subject to rapid technological change. If our competitors are able to offer rental products and market those that are more effective, less costly, easier to use or otherwise more attractive than any of our products, our business will be adversely impacted.

The medical device industry is highly competitive and subject to technological change. In the arena for technology and products for use discovery and screening, there may be technological change that makes current products less attractive. While we believe our offered products currently have certain competitive advantages over the products offered by these competitors, our success depends, in part, upon our ability to maintain this competitive position. Our competitive advantages include access to participating physicians that have contributed to research and development in the past. These individuals which include our board members have decades of experience of developing and delivering products to market internationally. If these competitors offer new products, or expand their operations, we may be unable to maintain our competitive advantages over these competitors.

Furthermore, new competitors, including companies larger than us, may enter the market in the future and may offer products with similar or alternative functionalities. These companies may enjoy several advantages relative to us, including:

●	greater financial and human resources for product development, sales and marketing;

●	greater name recognition;

●	long-established relationships with physicians and hospitals;

●	the ability to offer rebates or bundle multiple product offerings to offer greater discounts or incentives;

●	more established distribution channels and sales and marketing capabilities; and

●	greater experience in and resources for conducting research and development, clinical studies, manufacturing, preparing regulatory submissions, obtaining regulatory clearance or approval for products and marketing cleared products.

Hospitals, physicians and investors may not view our products as competitive with other products that are marketed and offered by competitors, including much larger and more established companies. Our competitors may offer competing products more rapidly than us or develop more effective, more convenient or less expensive products or technologies that render our technology or products less competitive. If our existing or new competitors are more successful than us in any of these matters, our business may be harmed.

Corporate Management Risks

Reliance upon Key Personnel and Necessity of Additional Personnel

AII is largely dependent upon the personal efforts and abilities of existing management, especially Gary Croft (Chief Executive Officer and Director), Kimberly Shapiro (Vice-Chairman and Director), Phillip Nuciola (President of Capital Markets) and Rick Gean (Chief Financial Officer). The success of AII will also be largely dependent upon the ability of AII to continue to attract quality management and employees to help operate AII as its operations may grow.

Control by Existing Management

Currently, officers, directors and founders of AII, as a group directly or indirectly own approximately 3,451,000 restricted shares of Common Stock in AII which is 95.86% of the 3,600,000 shares of Common Stock issued pre-offering or approximately 62% of 5,600,000 shares of common stock issued post-offering including the sale of all 2,000,000 Shares pursuant to this Offering (e.g. does not take into account possible payments for acquisitions or other products, services or intellectual property or processes.)

As a result, officers, directors and founders of AII as a group could exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership limits the power to exercise control by the minority shareholders who will have purchased their stock in this Offering.

Specific Risks Related to our Regulatory Environment

We are subject to various federal, state and foreign healthcare laws and regulations, and a finding of failure to comply with these laws and regulations could have a material adverse effect on our business.

Our operations are, and will continue to be, directly and indirectly affected by various federal, state and foreign healthcare laws, including, but not limited to, those described below.

●	Federal Anti-Kickback Statute (42 U.S. Code §1320a-7b), which prohibits any person or entity from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind, in return for or to induce the referring, ordering, leasing, purchasing or arranging for or recommending the referring, ordering, purchasing or leasing of any good, facility, item or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as the Medicare and Medicaid programs.

●	Federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, persons or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim to, or the knowing use of false records or statements to obtain payment from, or approval by, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the False Claims Act (31 U.S. Code §3729-3733), it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim.

●	Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, statute, which, among other things, created federal criminal laws that prohibit knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of or payment for healthcare benefits, items or services. Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and applicable implementing regulations, impose certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization on entities subject to the law, such as health plans, clearinghouses, and healthcare providers and their business associates. Internationally, substantially every jurisdiction in which we operate has established its own data security and privacy legal framework with which we must comply, including the Data Protection Directive 95/46/EC and national implementation of the Directive in the member states of the European Union.

The off-label use or misuse of our products may harm our image in the marketplace, result in injuries that lead to costly product liability suits, or result in costly investigations and regulatory agency sanctions under certain circumstances.

If the U.S. Food and Drug Administration determines that our promotional materials or training constitute promotion of an off-label or other improper use, it could request that we modify our training or promotional materials, or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, and the curtailment of our operations. Any of these events could significantly harm our business and results of operations.

These regulations or codes may limit our ability to affectively market our products, or we could run afoul of the requirements imposed by these regulations, causing reputational harm, imposing potentially substantial costs, and adversely affecting our operations as a result.

Specific Risks Related to our Intellectual Property

If our anticipated patents and other intellectual property rights do not adequately protect our products, we may lose market share to competitors and be unable to operate our business profitably.

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on the formulations which we have acquired, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, any future pending applications may be unsuccessful. The U.S. Patent and Trademark Office may deny or require significant narrowing of claims in our pending patent applications or future patent applications, and patents issued as a result of these patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the U.S. Patent and Trademark Office. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in our patents. Third parties may successfully challenge our issued patents and those that may be issued in the future, which would render these patents invalidated or unenforceable, and which could limit our ability to stop competitors from marketing and selling related products. In addition, our pending patent applications include claims to aspects of products and procedures that are not currently protected by issued patents, and third parties may successfully patent those aspects before us or otherwise challenge our rights to these aspects.

In the event a competitor infringes upon one of our patents or other intellectual property rights, enforcing those patents and rights may be difficult and time consuming. Even if successful, litigation to defend our patents against challenges or to enforce our intellectual property rights could be expensive and time consuming and could divert management’s attention from managing our business. Moreover, we may not have sufficient resources to defend our patents against challenges or to enforce our intellectual property rights, any of which would adversely affect our ability to compete and our business operations as a result.

If our trademarks or trade names are not adequately protected, then we may be unable to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to infringe other marks. We may be unable to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in markets of interest. If our trademarks are challenged, infringed upon, circumvented, or declared generic or infringing, or if we are unable to establish name recognition based on our trademarks and trade names, then we may be unable to compete effectively and our business may be adversely affected.

Risks Related to this Offering and Ownership of our Common Stock

We have never declared or paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. As a result, you must rely on price appreciation of our common stock for a return on your investment in the foreseeable future.

We have never declared or paid cash dividends on our common stock. We currently expect to retain our funds and future earnings to support the operation, growth and development of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, except for those related to the corporate conversion. As a result, a return on your investment in the near future will occur only if our share price appreciates. Our share price may not appreciate in value after this offering or maintain the price at which you purchased our common stock pursuant to this offering, and in either case, you would not realize a return on investment or could lose all or part of your investment in our common stock.

Furthermore, any future determination to declare cash dividends will be made at the discretion of our board of directors and will be subject to compliance with applicable laws and covenants under any future credit facilities, which may restrict or limit our ability to pay dividends.

The price of our common stock may be volatile, and you could lose all or part of your investment.

Stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, limited trading volume of our stock may contribute to its future volatility. Price declines in our common stock could result from general market and economic conditions, some of which are beyond our control, and a variety of other factors, including any of the risk factors described in this prospectus. These broad market and industry factors may harm the market price of our common stock, regardless of our operating performance, and could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid in this offering. Factors that could cause fluctuations in the market price of our common stock include the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	volatility in the market prices and trading volumes of medical device company stocks;

●	changes in operating performance and stock market valuations of other medical device companies generally, or those in our industry in particular;

●	sales of shares of our common stock by us or our stockholders;

●	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

●	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	announced or completed acquisitions of businesses or technologies by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	any significant change in our management; and

●	general economic conditions and slow or negative growth of our markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our executive officers, directors and principal stockholders may exert control over us and may exercise influence over matters subject to stockholder approval.

Our executive officers and directors, and significant shareholders together with their respective affiliates, beneficially owned approximately 95.44% of our outstanding common stock as of December 31, 2016 and December 31, 2017, and upon completion of this offering, that same group will beneficially own approximately 61.36% of our outstanding Common stock after all 2 million shares offered herein are sold. Accordingly, these stockholders, if they act together, may exercise substantial influence over matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discourage a potential acquirer from attempting to obtain control over us, which in turn could have a material adverse effect on the market value of our common stock. For information regarding the ownership of our common stock by our executive officers and directors and their affiliates, please see the section entitled “Security ownership of certain beneficial owners and management.”

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our common stock share price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We may be unable to attract or sustain coverage by well-regarded securities and industry analysts. If either none or only a limited number of securities or industry analysts cover us or our business, or if these securities or industry analysts are not widely respected within the general investment community, the trading price for our common stock would be materially and negatively impacted. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who cover us or our business downgrade our common stock or publish inaccurate or unfavorable research about us or our business, the price of our common stock would likely decline. If one or more of these analysts cease coverage of us or our business or fail to publish reports on us or our business regularly, demand for our common stock could decrease, which might cause the price of our common stock and trading volume to decline.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us or our business could be harmed, resulting in the decrease in value of our common stock.

As a public company, we will be required to maintain internal control over financial reporting and to report any material weaknesses in our internal controls. In addition, beginning with our annual report on Form 10-K for our fiscal year ending December 31, 2017 to be filed in 2018, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation, which process is time-consuming, costly and complicated. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K following the date on which we are no longer an emerging growth company, which may be up to five full years following the date of this offering. Our compliance with Section 404 of the Sarbanes-Oxley Act will require us to incur substantial accounting expense and expend significant management efforts. If we are unable to comply with the requirements of Section 404 in a timely manner, or we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions.

Our ability to implement our business plan successfully and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors when required under Section 404 of the Sarbanes-Oxley Act. Moreover, we may not implement and maintain adequate controls over our financial processes and reporting in the future. Even if we were to conclude, and, when required, our auditors were to concur, that our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of our inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements or omissions.

Our common stock is a penny stock. Trading of our common stock may be restricted by SEC penny stock regulations and FINRA sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

If and until a liquid trading market does develop for our common stock, it is likely we will be subject to the regulations applicable to “Penny Stock.” The regulations of the SEC promulgated under the Exchange Act that require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The SEC regulations define penny stocks to be any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a standardized risk disclosure schedule prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage market investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our common stock.

New Regulation Could Affect Our Business Negatively

Our business may become subject to additional future product certification regulations, which may impair our ability to market our products. We cannot assure you that our products will continue to meet potentially changing standards. The failure to comply with changing requirements could result in the recall of our products or in civil or criminal penalties.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and a “smaller reporting company” as defined by the Securities and Exchange Act of 1934, and Regulation S-K, which permits us to elect not to be subject to certain disclosure and other requirements that otherwise would have been applicable to us had we not been an “emerging growth company,” and “smaller reporting company.” These provisions include:

●	reduced disclosure about our executive compensation arrangements;

●	no non-binding advisory votes on executive compensation or golden parachute arrangements; and

●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time as we are no longer an “Emerging Growth Company.” We will qualify as an “Emerging Growth Company” until the earliest of (1) the last day of our fiscal year following the fifth anniversary of the date of completion of this offering, (2) the last day of our fiscal year in which we have annual gross revenue of $1.0 billion or more, (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (4) the last day of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Summary

We believe it is important to communicate our expectations to our shareholders. There may be events in the future, however, that we are unable to predict accurately or which we have no control. The risk factors listed on the previous pages, as well as any cautionary language in this registration statement, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in the previous risk factors and elsewhere in this registration statement could negatively impact our business, cash flows, results of operations, prospects, financial condition and stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are currently no unresolved staff comments.

The Company responded during the fiscal year in order to resolve the following past comments:

●	On January 22,2018, the Company received a letter from the Staff of the SEC’s Division of Corporation Finance as part of its review of the Company’s Form S-1 filed on December 19, 2017 to register the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company responded to the letter with the filing of an amendment to the Form S-1 on February 23, 2018.

●	On February 26, 2018, the Company received a letter from the Staff of the SEC’s Division of Corporation Finance as part of its review of the Company’s Form S-1 filed on December 19, 2017 to register the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company responded to the letter with the filing of an amendment to the Form S-1 on March 9, 2018.

●	On March 9, 2018, the Company received a letter from the Staff of the SEC’s Division of Corporation Finance as part of its review of the Company’s Form S-1 filed on December 19, 2017 to register the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company responded to the letter with the filing of an amendment to the Form S-1 on May 11, 2018.

●	On May 25, 2018, the Company received a letter from the Staff of the SEC’s Division of Corporation Finance as part of its review of the Company’s Form S-1 filed on December 19, 2017 to register the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company responded to the letter with the filing of an amendment to the Form S-1 on June 7, 2018.

●	On January 22,2018, the Company received a letter from the Staff of the SEC’s Division of Corporation Finance as part of its review of the Company’s Form S-1 filed on December 19, 2017 to register the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company responded to the letter with the filing of an amendment to the Form S-1 on June 29, 2018.

●	On July 16, 2018, the Company received a letter from the Staff of the SEC’s Division of Corporation Finance as part of its review of the Company’s Form S-1 filed on December 19, 2017 to register the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company responded to the letter with the filing of an amendment to the Form S-1 on July 20, 2018.

●	On August 6, 2018, the Company received a letter from the Staff of the SEC’s Division of Corporation Finance as part of its review of the Company’s Form S-1 filed on December 19, 2017 to register the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company responded to the letter with the filing of an amendment to the Form S-1 on August 8, 2018.

●	On August 8, 2018, the Company received a letter from the Staff of the SEC’s Division of Corporation Finance as part of its review of the Company’s Form S-1 filed on December 19, 2017 to register the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company responded to the letter with the filing of an amendment to the Form S-1 on August 27, 2018.

●	On September 7, 2018, the Company received a letter from the Staff of the SEC’s Division of Corporation Finance as part of its review of the Company’s Form S-1 filed on December 19, 2017 to register the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company responded to the letter with the filing of an amendment to the Form S-1 on September 14, 2018.

●	On October 11, 2018, the Company filed a Notice of Effectiveness for the filing of its S-1 registration statement pursuant to the final comments of the SEC’s division of corporate finance completing the review of registration of the Company’s common stock.

●	On December 20, 2018 a Form 15 c 211 was filed with FINRA by Network 1 Financial Securities requesting the right to quote and make markets in the Arrestage International, Inc. stock.

●	On [Need Date] FINRA requested additional due diligence material from Network 1 Financial Securities. On [Date] the Company provide Network one with response to the additional due diligence request.

●	As of the date of this filing Network 1 is awaiting response from FINRA.

ITEM 2 PROPERTIES

The Company did not own any property as of December 31, 2018.

ITEM 3. LEGAL PROCEEDINGS.

Presently and during the past year there are no pending or recently adjudicated legal proceedings to which the Company is a party. No other such proceedings are known to the registration to be threatened or contemplated against it.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY

At the time of this filing, our common stock is not traded on a United States public trading market. Arrestage has registered it shares via S-1 Registration Filing and is currently working with a FINRA registered broker/dealer to secure a listing on a US OTC exchange. Network 1 Financial Securities has filed a Form 15 c 211 requesting the right to quote and make markets in the Company’s stock.

The Company has two classes of authorized capital stock: Common Stock and Preferred Stock. Both were authorized June 22, 2011 and both have a par value of $0.001. The holders of Common Stock are entitled to one vote per share. Rights and Preferences for the Preferred Stock will be determined by the Board of Directors prior to issuance of any Preferred Stock.

There are 30,000,000 shares of Common Stock authorized. As December 31, 2018 there were 3,600,000 shares of Common Stock issued and outstanding.

During the year ended December 31, 2018, the Company did not issue any shares of common stock.

There are 5,000,000 shares of Preferred Stock authorized and zero outstanding as of December 31, 2018.

Holders

As of the date of this Filing, there are52 holders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and anticipate that for the foreseeable future any earnings will be retained for use in our business and, accordingly, we do not anticipate the payment of cash dividends.

Equity Compensation Plan Information

During the year ended December 31, 2018, the Company did not issue any common shares in exchange for services.

The following table provides information for all equity compensation plans as of December 31, 2018, under which our equity securities were authorized for issuance:

ME– remember to put in chart here with plan you set up.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On October 11, 2018, Arrestage International filed a Notice of effectiveness for the filing of its S-1 Registration Statement pursuant to final comments of the SEC’s division of Corporate Finance, completing the review of the registration of the Company’s common stock.

Arrestage International, Inc. is a Nevada Company within the nutraceutical and medical device rental space that plans to develop an international licensing program whereby we will provide turnkey assistance with operations and support for distributors in the Skin Care and Anti-Aging arena, using our brand, custom formulas, trademark, Internet presence and proprietary marketing protocols. In addition to this, we plan to continue to develop these aspects of the business and potentially acquire complementary products and services. Arrestage International intends to create a significant brand in the aesthetic skin care marketplace. The officers and directors of AII all have created or participated in the marketing and development of branded products in this space. AII plans to generate a licensing fee of 5-8% (or a higher rate the market may bear) of all revenues generated by future licensees.

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

Funding during the next twelve months will come primarily from serviceable debt financing and, now being effective, work on capital market financing.

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

Financial Condition and Results of Operations

Revenues

The Company is not currently generating revenues and does not expect to generate revenue in the next quarter. The Company has debt from its previous operating history. The Company has a limited operating history and faces all the risks and uncertainties associated with an unproven history.

While this uncertainty exists, the Company believes it will achieve growth and profitability through advancement of its product line and through targeted acquisitions and joint ventures.

License and advanced industry experience

Effective June 22, 2011 Arrestage entered into an agreement to acquire an exclusive licensing agreement from Ann Shapiro. Ms. Ann Shapiro is the wife of one of the BOD members Dr. Roy Shapiro, so he had direct insight on this product line. This transaction was completed as a related party transaction with Arrestage. As part of the license agreement Arrestage agreed to pay $50,000 in three installments of unspecified amounts and on unspecified dates in exchange for consideration received. The license agreement expires in 2025.

Arrestage will further develop an international licensing program whereby we will provide turnkey assistance with operations and support for distributors in the Skin Care and Anti-Aging arena, using our brand, custom formulas, trademark, Internet presence and proprietary marketing protocols. In addition to this, we plan to continue to develop these aspects of the business and potentially acquire complementary products and services. Arrestage International intends to create a significant brand in the aesthetic skin care marketplace. The officers and directors of AII all have created, or participated in the marketing and development of branded products in this space. AII hopes to generate licensing fees of between 5-8% (or a higher rate the market may bear) of revenues generated by future licensees.

Management has a long history of experience in the health care sector and plans on using this expertise to grow its product and licensing base, expand its market presence, and leverage its strategic relationships for specific partnership and targeted acquisitions.

Net operating loss

At December 31, 2018 and 2017, the Company has net operating loss and loss carry forwards of approximately $249,537 and $164,450 respectively. Net operating loss carry forwards may be used in future years to offset taxable income. Currently all of the tax years filing is subject to examination.

Operating Expenses

Our operating expenses for the year ended December 31, 2018 were $108,265 of which $82,228 represented Professional and Legal Fees, $23,290 were for Accounting and Bookkeeping and $2,748 represented miscellaneous General and Administrative Expenses. Our operating expenses for the year ended December 31, 2017 were $29,532 of which $26,000 represented Professional and Legal Fees, $2,500 reprsented Accounting and Bookkeeping Fees and 1,032 represented miscellaneous General and Administrative Expenses.

Liquidity and Capital Resources

Our immediate future principal demands for liquidity are to enable the Company to continue to fund the expenses associated with maintaining reporting requirements and becoming a trading Company and general corporate purposes. We have no history of sales and have incurred negative operating cash flows since inception to date in 2018. To date we have borrowed $150,857 from a shareholder and Director in the form of a multiple advance 8% Demand Note, with accrued interest of $16,046 as of December 31, 2018.

In December 2017, the Company filed an S-1 Registration with the SEC with the plan of raising equity financing to raise capital to execute on its business plan.

On October 11, 2018 the Company received a Notice of Effectiveness from the SEC indicating that the S-1 Registration was effective as of that date.

On December 20, 2018 a Form 15 c 211 was filed with FINRA by Network 1 Financial Securities requesting the right to quote and make markets in the Arrestage International, Inc. stock.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

We had negative net working capital of ($194,091) as of December 31, 2018 as compared to (76,396) as of December 31, 2017.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, as reflected in the accompanying financial statements, the Company has no operations, a net loss of ($117,695) for the year ended December 31, 2018 as compared to ($30,794) for the year ended December 31, 2017, an accumulated deficit of ($346,542) as of December 31, 2018 and ($228,847) as of December 31, 2017 and a working capital deficiency of ($194,091) and ($76,396) at December 31, 2018 and December 31, 2017 respectively. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Future Capital Requirements

The Company has no commitments for material capital expenditures beyond professional reporting, accounting, and consulting fees, which has already been contracted and paid. Management believes that with its limited commitments the Company has adequate liquidity to fund its operations at current levels through year-end 2019.

We expect to rely on sales of our common shares, and procured capital commitments, in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of such securities or arrange for debt or other financing to fund planned acquisitions and growth initiatives.

In addition, Company intends to continue to pursue additional joint ventures and acquisitions using authorized Company shares to increase revenue producing assets. Management believes the time and resources spent on seeking value propositions in acquisitions and joint ventures with prove to create long term success.

Off Balance Sheet Arrangements

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

Non-GAAP Financial Measures Disclosure and Reconciliation

The information below references non-GAAP financial measures that we use in order to track the progress of our business. These measures include core net loss, core net loss per diluted share and EBITDA from continuing operations (earnings before interest, taxes, depreciation and amortization). We believe these measures provide helpful information with respect to the Company’s operating performance and cash flows. We believe that the inclusion of these non-GAAP financial measures are important to assist investors in comparing year ended 2018 to 2017, on a comparable basis. In addition, we use EBITDA because it: (i) measures performance over the periods in which executives can have significant impact, (ii) is directly linked to our annual incentive plan and long-term growth plan, and (iii) is a key metric used by management and the Board to assess our operating performance. However, these measures may not be comparable to similar measures used by other companies and should not be considered superior to or as a substitute for net loss, net loss per diluted share or cash flows from operating activities in accordance with GAAP. This additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other financial institutions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our management, including our President and CFO, concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under that Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and CFO, in a manner that allows timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) o the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2018. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s internal controls over financial reporting effective in that there was not a material inherent weakness as of December 31, 2018.

Management will continue to make accounting procedures strong and maintain outsourcing of certain financial functions to mitigate and potential material weakness in internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report i does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

Evaluation of Disclosure Controls and Procedures

The Company has initiated and continues to monitor its disclosure controls and procedures that are designed to insure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its principle executive and principle financial officer (referred to in this report as the Certifying Officer) , as appropriate to allow timely decisions regarding required disclosure controls and procedures as of December 31, 2018, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Our certifying Officer concluding these controls are effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the year ending December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Inherent Limitations of Internal Controls

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention and overriding of controls and procedures. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error fraud may occur and not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Management is aware that there is a lack of segregation of duties and accounting personnel with appropriate qualifications at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a deficiency in the internal controls. Management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation beyond that position and the company added and staffed an internal controller position to assist with company financial accounting and disclosure. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions. However, when the cash flow situation improves, the Company intends to increase personnel with appropriate accounting qualifications to mitigate the current lack of segregation of duties within the general administrative and financial functions.

Item 8B. Other Information

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

For Privacy Protection Compliance in the US, California’s SB1386 bill of 2003, implemented in 2015 as (California Electronic Communication Privacy Act (S.B. 178) a pioneered mandatory data-breach notification across the United States, spurringV a decade of unprecedented corporate spending on information security. Europe has expanded this idea into its landmark General Data Protection Regulation (GDPR). As such, Arrestage International, Inc., now needs to update its US privacy incident-response playbook in many areas outlined in the GDPR’s May 2018 compliance directives.

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

ITEM 9 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Arrestage international, INC.

FINANCIAL STATEMENTS

December 31, 2018 AND DECEMBER 31, 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Arrestage International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arrestage International, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018. Lakewood, CO

March 29, 2019

ARRESTAGE INTERNATIONAL, INC.

BALANCE SHEET

AS OF DECEMBER 31, 2018 AND DECEMBER 31, 2017

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash In Bank	3,659	2,911
Prepaid Expenses	3,246	15,251
Total Current Assets	6,905	18,162

Other Assets
Trademark License’	50,000	50,000
Impairment-Trademark License	(50,000)	(50,000)
Prepaid Expenses		-
Total Other Assets	-	-

TOTAL ASSETS	6,905	18,162

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	8,303
Notes Payable-Related Party	150,857	62,152
Accrued Interest Payable	16,046	6,616
License Fee Payable	25,790	25,790
Total Current Liabilities	200,996	94,558

Total Liabilities	200,996	94,558

Stockholders’ (Deficit)
Preferred Stock, $0.001 par value, 5,000,000 shares of preferred shares authorized, no shares of preferred stock outstanding.	-	-
Common Stock, $0.001 par value, 30,000,000 shares authorized, 3,600,000 shares issued and outstanding as of December 31, 2016 and December 31, 2016	3,600	3,600
Additional Paid-in Capital	148,851	148,851
Accumulated Deficit	(346,542)	(228,847)

Total Stockholders’ (Deficit)	(194,091)	(76,396)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	6,905	18,162

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

	December 31, 2018	December 31, 2017
Revenues	0	0

Operating Expenses
Bank Charges	87	0
Professional and Legal Fees	82,228	26,000
Accounting and Bookkeeping Fees	23,290	2,500
Other Expenses	2,661	1,032

Total Operating Expenses	108,265	29,532

Other Expenses
Interest Expense	9,430	1,262

Total Expenses	117,695	30,794

Net (Loss)	(117,695)	(30,794)

Per Share	nil	$(0.01)
Weighted Average number of shares outstanding	3,600,000	3,553,750

The accompanying notes are an integral part of these financial statements

STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT)

FOR THE PERIOD FROM JANUARY 1, 2016 THROUGH DECEMBER 31, 2018

	Common Stock		Additional	Retained
	Shares	Amount (Par Value $0.001)	Paid In Capital	Earnings (Acc Deficit)	Total
Balance December 31, 2015	3,561,250	3,561	110,140	(155,037)	(41,336)
Issuance of Stock for cash, net of offering costs	38,750	39	38,711		38,750
Net Income (Loss)				(30,794)	(30,794)
Balance December 31, 2016	3,600,000	3,600	148,851	(185,831)	(33,380)
Net Income (Loss)				(43,016)	(43,016)
Balance at 12/31/2017	3,600,000	3,600	148,851	(228,847)	(76,396)
Net (Loss)				(117,695)	(117,694)
Balance December 31, 2018	3,600,000	3,600	148,851	(346,542)	(194,090)

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

DECEMBER 31, 2018 AND DECEMBER 31, 2017

	December 31, 2018	December 31, 2017

Cash Flows from operating activities:
Net (Loss)	$(117,695)	$(43,016)

Adjustments to reconcile net (loss) to net cash used in operating activities:

(Increase) in Prepaid Expenses	12,005	(6,751)
Increase in Accounts Payable	8,303
Increase in accrued interest payable	9,430	2,348

Total Adjustments	29,737	(4,403)

Net Cash (used in) Operating Activities	(87,957)	(47,419)

Cash Flows from financing activities:
Proceeds from (payments on) note payable-related party	88,705	43,762
Proceeds from sale of common stock	-	-

Net cash provided by financing activities	88,705	43,762

Net increase (decrease) in cash	748	(3,657)

Cash Balance at Beginning of Period	2,911	6,568
Cash Balance at End of Period	$3,659	$2,911
Interest Paid	0	$0
Income taxes paid	$0	$0

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

 Concentrations of Credit Risk

The Company places its cash and cash equivalents with major financial institutions. At December 31, 2018 and December 31, 2017 the Company did not have any cash balances on deposit with banks which exceeded the balance insured by the FDIC, and does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Basis of Presentation-Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, as reflected in the accompanying financial statements, the Company has no operations, a net loss of ($117,695) for the year ended December 31, 2018, and ($30,794) for the year ended December 31, 2017, an accumulated deficit of ($346,542) as of December 31, 2018 and ($228,847) as of December 31, 2017, and a working capital deficiency of ($194,090) and ($76,396) at December 31, 2018 and December 31, 2017 respectively. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Earnings per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. There were no options or warrants outstanding at December 31, 2018 nor December 31, 2017. Diluted earnings per share is not shown for the periods in which the Company incurs a loss because it would be anti-dilutive.

Other

The Company has selected December 31 as its fiscal year end.

The Company has paid no dividends.

No advertising expense has been incurred.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

NOTE 2 - INCOME TAXES

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The net operating loss carry forward if not used, will expire in various years through 2037, and is severely restricted as per the Internal Revenue code if there is a change in ownership. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may be further limited by other provisions of the tax laws. With few exceptions, our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before December 31, 2011.

The Company is subject to federal and state income tax. No provision for tax has been made at December 31, 2016, and 2015 as the Company had no taxable income for both periods. The following table reconciles the Company’s statutory tax rate to its effective tax rate as a percentage of income before income taxes:

	For the Years Ended December 31,
	2018	2017
U.S. statutory rate	21.0%	34.0%
Valuation allowance	-21.0%	-34.0%
Effective tax rate	0.0%	0.0%

The components of the Company’s deferred income tax assets are set forth below:

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

December 31, 2018	$249,537	Various	$52,403	$52,403	$17,868	$-
December 31, 2017	$164,450	Various	$34,535	$34,535	$7,414	$-
December 31, 2016	$129,147	Various	$27,121	$27,121	$8,306	$-
December 31, 2015	$89,595	Various	$18,815	$18,815	$631	$-
December 31, 2014	$86,589	Various	$18,184	$18,184	$18,184	$-

NOTE 3 - RELATED PARTY TRANSACTIONS

On June 27, 2011 the Company entered into a Multiple Advance Demand Note with The Shapiro Trust, owner of 40% of the outstanding equity in the Company. The Note is due upon Demand and bears an interest rate of 8% per annum. As of December 31, 2018 and December 31, 2017 the principal balance on the Note was $150,857 and $62,152, respectively. As of December 31, 2018 and December 31, 2017 the accrued interest on the Note was $16,046 and $6,616, respectively. The total principal and interest due The Shapiro Trust as of December 31, 2018 and December 31, 2017 was $166,903 and $68,768, respectively. See Note 4.

On June 22, 2011 the Company entered into a Trademark License Agreement with Ann Shapiro, a beneficiary of the Shapiro Trust and wife of one of the Company’s directors. Ms. Shapiro owns the Registered Trademark and cosmetic formulas. Under the terms of the Agreement the Company was granted an exclusive license to sell “Arrestage Mark and Formula” in exchange for a Royalty of $50,000 to be paid in three installments. Ms. Shapiro retains title and ownership of the Mark and Formulas. The Termination Date of the License is 2025. See Note 3.

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

	2018		2017
	Gross Carrying Amount	Impairment Allowance	Gross Carrying Amount	Impairment Allowance

Trademark License	50,000	(50,000)	50,000	(50,000)

NOTE 5 - FINANCING ACTIVITIES

Note Payable

The Following is a summary of The Note Payable-Current

	December 31, 2018			December 31, 2017
	Principal	Interest payable	Total Due Upon Demand	Principal	Interest payable	Total Due Upon Demand
Unsecured Demand Note Payable to The Shapiro Trust, due mupon demand. The Note Payable is a multiple advance demand Note with a stated interest rate of 8%.	150,857	16,046	166,903	62,152	6,616	68,768
Current Portion	150,857	16,046	166,903	62,152	6,616	68,768
Long Term portion	-	-	-	-	-	-

Total	150,857	16,046	166,903	62,152	6,616	68,768

Royalty Fee Payable
The following is a summary of the Royalty Fee Payable
A Trademark Licenses Agreement was signed June 22, 2011 which calls for to Royalty Payments of $50,000 to be paid in three installments, with no interest, on or before the 15th day of the month for which the Royalty is due.	25,790	-	25,790	25,790	-	25,790
Current Portion	25,790	-	25,790	25,790	-	25,790
Long Term portion	-	-	-	-	-	-

Total	25,790	-	25,790	25,790	-	25,790

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

There are 30,000,000 shares of Common Stock authorized. As of December 31, 2018, and 2017 there were 3,600,000 shares of Common Stock issued and outstanding.

During the years ended December 31, 2018 and December 31, 2017, the Company did not issue any shares of common stock

There are 5,000,000 shares of Preferred Stock authorized and zero outstanding as of December 31, 2018.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

In March, 2017 the Board of Directors of the Company authorized management to pursue certain merger and acquisition targets and to pay certain legal, consulting, and diligence fees on behalf of these entities. Approximately $9,000 has been paid for these legal fees and due diligence through December 31, 2017. Fees are to be paid as a sunk cost and expensed by the Company, with no requirement for, or expectation of, reimbursement. There are no limits set on the amounts or timing of such payments. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2018 and the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure. No subsequent events were noted that require recognition or disclosure in the financial statements.

ITEM 10- DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of the individuals who currently serve as executive officers and directors of Arrestage International, Inc. The following also includes certain information regarding our directors’ and officers’ individual experience, qualifications, attributes and skills and brief statements of those aspects of our directors’ backgrounds that led us to conclude that they are qualified to serve as directors.

Name	Age	Position	Period of Service
Kimberly Shapiro	29	Chairman and Director	Since Inception
Gary Croft	53	Chief Executive Officer and Director	Since Inception
Philip Nuciola	49	President of Capital Markets	August 1, 2014
Philip Weisman	76	Director	Since Inception
Roy Shapiro	65	Director	Since Inception
Rick Gean	66	Chief Financial Officer	November 1, 2018

Kimberly Shapiro- Chairman and Director

Ms. Shapiro has been in the Staffing and Recruiting industry for the past three years. She previously had focused on a career in financial services and investments with Northwest Mutual Life. She worked in the Cosmetic and Beauty industry with various positions in retail, wholesale as well as Salon services businesses before graduating from California State University in Long Beach. After obtaining her Bachelor of Arts degree in Communications and Business Marketing, Ms. Shapiro was involved in the early developmental stages and clinical trials of Arrestage Laboratories’ formulations branding model.

During the past five years, Ms. Shapiro has been in management for Randstad in Irvine, California. Prior to that, Ms. Shapiro focused on financial services management at Northwest Mutual Life. Neither Randstad nor Northwest Mutual Life is affiliated with Arrestage in any way.

Dr. Roy Shapiro- Director

Dr. Shapiro has worked in diagnostic radiology, and is an expert in aesthetic procedures using lasers and intense light sources. He is also the co-founder of Hi-Tech Medical Lasers, one of the first Carbon Dioxide Laser companies to manufacture and market hand held, air-cooled lasers which was sold to Pfizer. Subsequently, Dr. Shapiro formed Lakes Imaging Centers, which built and acquired 15 Diagnostic Imaging Centers operating in eight states and sold them to MedPartners and a private equity firm. He has also been acting in an advisory capacity in medical technology to Wharton Private Equity Fund, Westwood Advisors, ShapiroGroup Aesthetics LLC and CLRS Technology, and has served on the Board of Directors of HealthMed Services LTD, a public company. Dr. Shapiro currently sits on the board of an investment firm that invests in technology transfers to developing countries.

He has over 20 years of experience creating financial models and managing transition teams. Dr. Shapiro has overseen strategic planning and sales expansion of the medical/healthcare businesses and has played a role in a wide range of executive management experiences in private and public sectors. In 1997 he constructed one of the earliest platforms for a Medical Diagnostic Service Enterprise and helped launch an HIPAA compliance and Image storage/forward software company. Dr. Shapiro also specializes in: aesthetic medicine, medical devices, clinic management, imaging center development, healthcare investing, anti-aging telemedicine/teleradiology, venture capital & investment banking. Mr. Shapiro is also a collaborator and officer of CrestRock Advisors, Inc. (“CrestRock”). CrestRock is located at 20843 N. Hayden Road, Suite 105-193 in Scottsdale, Arizona 85255. CrestRock is a structured finance consulting firm. CrestRock is an affiliate of the offering due to the fact it owns shares of Arrestage.

Gary Croft- Chief Executive Officer and Director

Mr. Croft brings over 26 years of experience in dermatology and aesthetics commercialization to Arrestage International, as well as worldwide business development and leadership skills. Before joining Arrestage International, he was Vice President of Aesthetics at Merz Pharmaceuticals and more recently, President at The Aesthetics Group, an aesthetics and dermatology consulting company focused on business planning and marketing services. Mr. Croft led the Sales organization for OrthoNeutrogena Aesthetics (Johnson and Johnson) in the U.S. and Canada and has held a variety of positions in Sales, Marketing, New Product Development and Business Development with Medicis, GlaxoSmithKline and Aventis from 1985 through 2004. Mr. Croft holds a Bachelor of Arts in Economics from the University of East Anglia. Mr. Croft is the Principal, President, and CEO of Yorkshire Square Craft Brewery Based in Los Angeles, California since 2015. Yorkshire Square Craft Brewery is located at 1109 Van Ness Ave., in Torrance, California 90501.

Mr. Croft is also the Principal of a Los Angeles based Healthcare consulting firm called The Aesthetics Group that specializes in aesthetics and skincare sales, marketing and business development. The Aesthetics Group started in January of 2099 and still operates today. Neither Yorkshire Square or The Aesthetics Group is affiliated with Arrestage International in any way.

Philip Weisman- Director

Mr. Weisman has served on Board of Directors for five years and was Chairman of the Board for two years at Goodwill Industries. Philip was President of Fieldstone Investment Inc. a Real Estate Developer and Corporate Broker where he built and operated three profitable Self-Storage Facilities. Mr. Weisman was President of Greystone Mortgage Inc. who managed and operated offices located in Nevada, Colorado, Montana and Oregon. At the Riviera Hotel and Casino in Las Vegas, Nevada, Mr. Weisman was Vice President and held the Key Man Gaming license for the property. As President of Cellular City, he was the reseller of cellular minutes to conventioneers in Chicago and Las Vegas. The Company held exclusive cellular phone rental agreements. While President of World-Wide Communications, the company achieved revenues of over $20,000,000 in consulting and resale of AT&T long distance network. From 1975 to 1986 he was President of World-Wide Computer and Communications a $15,000,000 company responsible for Consulting and facilities management for major clients such as Schenley Industries, Culligan and other Rapid American subsidiaries of a multi-billion-dollar conglomerate. During the past five years in addition to being on the Board of Directors for Arrestage, Mr. Weisman has been the President of a Nevada based real estate development firm, Fieldstone Investment, Inc. Fieldstone has no affiliation with Arrestage International.

Rick Gean – CFO and Director

Mr. Gean was appointed Arrestage International, Inc’s CFO in November 2018. Rick has an extensive background working with emerging growth companies assisting in finance, accounting, capital formation, marketing, and operating strategies. He has worked with several companies, both public and private, advising on corporate finance issues and accounting, raising capital and assisting in corporate development.

Mr. Gean started his career in public accounting at a local Arizona CPA firm in 1979, where he was initially introduced to the uniquely specific issues faced by entrepreneurs in small, fast growing companies. The hands-on environment provided by a small CPA firm afforded Rick an opportunity to participate in all aspects of accounting and finance for a diverse company clientele.

Mr. Gean has worked with several emerging growth companies, serving as the Director of Mergers and Acquisitions for a regional investment banking firm and Chief Financial Officer for a NASD Broker/Dealer. He has gained invaluable insight into the investment banking world through these positions. Mr. Gean has worked in corporate finance with a subsidiary of a California based venture capital firm, specializing in providing corporate finance and accelerator services to start-up and emerging growth companies.

He has acted as CFO for a nutraceutical manufacturing company and consultant to a publicly held company with a revolutionary drug delivery technology, assisting in merger negotiations and fund raising activities. Recently Mr. Gean has acted as CFO for an international smart grid company that provides Advanced Metering Infrastructure solutions to the electric industries.

Phillip Nuciola- President of Capital Markets

As President of Capital Markets Mr. Nuciola is responsible for determining which projects make it to final review for consideration of projects to be considered by AII. Mr Nuciola also serves as a member of the AI Board of Directors.

Before becoming the President of Capital Markets for AII, Mr. Nuciola served as Chairman of the Board CRMI, a publicly traded Energy company. During Mr. Nuciola’s tenure the company grew from 1.5 million in assets and 4 million in debt to 14 million in assets and 2 million of debt. Mr. Nuciola has organized resources, structured and financed numerous Initial Public Offerings and private placements over his 18-year career as a Stockbroker holding a series 7 & 63 licensees. Mr. Nuciola maintained senior positions at Cornerstone Partners, Kingsman Capital and later with American Freedom Securities. His total assets under management approached half a billion dollars. Mr. Nuciola was born and raised in New York City; he attended the University of Rochester.

Mr. Nuciola is a product development advisor for CrestRock Advisors, Inc. CrestRock Advisors is a structure financial consultant firm and is affiliated with Arrestage by owning shares in the company. Prior to his tenure at CrestRock Mr. nuciola was Chairman of the Board and President of capital markets for Core Resource Management, Inc. Core Resource Management, Inc. is an oil and gas finance company located in Scottsdale, Arizona.

Board of Directors

Our Board of Directors currently consists of four directors; Kimberly Shapiro, Roy Shapiro, Gary Croft, and Phillip Weisman.  The Directors are elected to serve one-year terms, renewed until replaced or resign and our Bylaws permit up to ten directors, as well as an advisory board. Two of our directors qualify as independent directors for purposes of compliance with the corporate governance rules as approved by the SEC for the NYSE-AMEX.

Board Committees

Audit Committee

The Company will grow its Audit committee from its current members of Dr. Roy Shapiro- Chairman and Mr. Philip Weisman. A member of the audit committee will meet the definition of “independent director” for purposes of the listed market rules (we will add specifics when determined our listing) and the independence requirements of Rule 10A-3 under the Exchange Act. We believe that Mr. Philip Weisman qualifies as an “audit committee financial expert” under SEC rules.

Our audit committee will be responsible for, among other matters:

●	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm their independence from management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements;

●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal control or auditing matters; and

●	reviewing and approving related person transactions.

Our board of directors has adopted a written charter for the audit committee to and will be publicized upon listing on the exchange. Such information will be available on our website.

All audit and non-audit services to be provided by our independent public accounting firm must be approved, in advance, by the audit committee.

Compensation Committee

The Company will grow its Compensation committee from its current member Mr. Nuciola. Our board of directors has affirmatively determined that it will elect one members of the compensation committee that will meet the heightened definition of “independent director” for purposes of the rules applicable to members of the compensation committee, and the definition of “non-employee director” for purposes of Section 16 of the Exchange Act.

The compensation committee will be responsible for, among other matters:

●	annually reviewing and approving our goals and objectives for executive compensation;

●	annually reviewing and approving for the chief executive officer and other executive officers (1) the annual base salary level, (2) the annual cash incentive opportunity level, (3) the long-term incentive opportunity level, and (4) any special or supplemental benefits or perquisites;

●	reviewing and approving employment agreements, severance arrangements and change of control agreements for the chief executive officer and other executive officers, as appropriate;

●	making recommendations and reports to the board of directors concerning matters of executive compensation;

●	reviewing compensation plans, programs and policies;

●	handling such other matters that are specifically delegated to the compensation committee by the board of directors from time to time.

Nominating and governance Committee

Mr. Gary Croft currently heads our nominating and corporate governance committee. Members of such committee will be listed on our web site before the Company becomes exchange traded. Currently the charter for such committee calls for responsibilities listed below.

The nominating and corporate governance committee will be responsible for, among other matters:

●	identifying the requisite skills and characteristics to be found in individuals qualified to serve as members of the board of directors;

●	conducting inquiries into the background and qualifications of possible candidates;

●	recruiting of qualified candidates for membership on the board of directors;

●	recommending for selection by the board of directors, (1) nominees to the board of directors and (2) committee members for each committee of the board of directors;

●	overseeing the corporate governance of the company;

●	evaluating the performance of the committee and its charter on an annual basis;

●	handling such other matters that are specifically delegated to the nominating and corporate governance committee by the board of directors from time to time.

Our board of directors adopted a new written charter for the nominating and corporate governance committee effective prior to the closing of this offering, which will be available on our website.

Code of Conduct and Ethics

Our Board of Directors will adopt a code of conduct and ethics that will be effective immediately following the effective date of this registration statement. The code of conduct and ethics will establish the standards of ethical conduct applicable to all directors, officers, and employees of our Company. The code addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures and internal control over financial reporting, corporate opportunities and confidentiality requirements. The audit committee of our board will be responsible for applying and interpreting our code of conduct and ethics in situations where questions arise.

Corporate Governance

We believe that good corporate governance is important to ensure that, as a public company, we will be managed for the long-term benefit of the shareholders. In preparation for the completion of our public offering and in the event the Company makes a future application for listing of the Company’s shares on the NYSE-AMEX, we have been reviewing the corporate governance policies and practices of other public companies. We have also considered the provisions of the Sarbanes-Oxley Act and the rules of the SEC and NYSE-AMEX Exchange. Based on that review, our Board of Directors will begin taking steps to implement many of those provisions and rules.

Election of Directors and Vacancies

The Company’s Bylaws provide that the Board of Directors, which currently consist of six (6) directors may have up to a maximum of seven (7) directors. Our Bylaws further provide that vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the remaining Directors or a super majority vote of the shareholders. Directors elected to fill vacancies hold office until the expiration of the term of the director they replaced.

Compensation Discussion and Analysis

As of the date of this filing, the process of determining executives’ base salaries will be determined.  After the initial two-year period covered by the provisions of the Exchange Agreement, the compensation for our executive officers will be determined by the Compensation Committee.

Planned objectives

We expect that our executive compensation programs for our named executive officers will be designed to achieve the following objectives:

●	To provide executives with overall levels of compensation that we believe are competitive with the high growth energy sector and insure all pay packages are signed at arm’s length and structured ethically.

●	To attract the highest caliber of talent.

●	To provide executive pay packages with appropriate short and long-term incentives, including annual bonus and equity compensation tied to individual and company performance.

●	To reward performance that creates shareholder value for our company.

While we have not adopted any formal policies regarding executive compensation, including policies or guidelines for allocating compensation among salary, cash incentives, long-term incentives and other benefits, we expect to do so within the next 6 months.

ITEM 11 – EXECUTIVE AND DIRECTOR COMPENSATION

To date our named executive officers have not received direct compensation for their efforts with Arrestage International.

Rick Gean, as CFO performs accounting and bookkeeping work as an independent contractor through his financial consulting company. As disclosed herein, all other named executives have received shares for their efforts with Arrestage.

Director Compensation

The independent members of the Company’s Board of Directors do not receive any compensation for board meetings attended.

No retirement, pension, profit sharing, or stock option programs have yet been adopted by the Company for the benefit of its employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the filing of this Form 10-K, certain information concerning the beneficial ownership of our common stock as of December 31, 2018, by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock (ii) each director (iii) each named executive officer, and (iv) all of our executive officers and directors as a group and their percentage ownership and voting power.

Principal Shareholders

As of December 31, 2018

Name	Number of Shares	As a Percentage of Total Shares
5% Shareholders
The Shapiro Trust	1,443,000	40.08%
Crestrock Advisors	1,143,000	31.75%
The Demitra Trust	300,000	8.33%
Plum Mountain Trust	300,000	8.33%
Total 5% Shareholders	3,186,000	88.50%
Officers and Directors
Gary Croft	100,000	2.78%
Greg Washington	50,000	1.39%
Kimberly Shapiro	50,000	1.39%
Phillip Weisman	50,000	1.39%
Rick Gean	5,000	0.14%
Total Officers and Directors	255,000	7.08%
Total for 5% Shareholders and Officers and Directors	3,441,000	95.58%
All Other Shareholders	159,000	4.42%
Total Shareholders	3,600,000	100.00%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as otherwise described herein, there have been no related party transactions, or any other off-balance sheet transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Indebtedness/ Related Transactions

On June 27, 2011 the Company entered into a Multiple Advance Demand Note with The Shapiro Trust, beneficial owner of 40% of the outstanding equity in the Company. The Note is due upon Demand and bears an interest rate of 8% per annum. As of December 31, 2018 and December 31, 2017 the principal balance on the Note was $150,857 and $62,152, respectively. As December 31, 2018 and December 31, 2017 the accrued interest on the Note was $16,046 and $6,616, respectively. The total principal and interest due The Shapiro Trust as of December 31, 2018 and December 31, 2017 was $166,903 and $68,768, respectively. See Note 5 to the Financial Statements.

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

Policies and Procedures with Respect to Related Party Transactions.

The chairman of our audit committee has managerial and forensic accounting experience and he also has served on numerous public boards as audit committee member and is thoroughly familiar with the types of related party transactions that occur in smaller companies. Management relies on his and our outside accounting firm’s expertise regarding potential conflicts and disclosure.

Director Independence

Our Board of Directors has determined that the following directors are independent directors for purposes of compliance with the corporate governance rules of the NYSE AMEX exchange; Messrs. Van Washington, and Weisman. We intend to comply with the rules relating to the number of independent directors composing our board and we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only the independent directors are present. We intend to comply with future governance requirements to the extent they become applicable to us.

ITEM 14- PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditors, BFBorgers CPA PC and Schumacher Associates for the years ended December 31, 2018 and 2017 repsectively:

	Years Ended December 31,
	2018	2017

Audit and Review Fees	$14,100	$8,640
Audit Related Expenses	1,100	0
Tax Fees
Other Fees

Total Fees	$15,200	$8,640

(1) Audit Fees are the aggregate fees billed by the independent auditor for the audit of the annual financial statements, reviews of interim financial statements, and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Generally, the board of directors approves in advance audit and non-audit services to be provided by our independent auditors. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the board of directors has delegated preapproval authority to our President for matters that arise or otherwise require approval between regularly scheduled meetings of the board of directors, provided that such approvals are reported to the board of directors at its next regularly scheduled meeting.

ITEM 15.  EXHIBITS

Exhibit No.	Item

Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	Second Amended and Restated Bylaws (2)
Exhibit 3.3	Amendment to Articles of Incorporation (1)
Exhibit 10.1	Licensing Agreement Arrestage / Shapiro (1)
Exhibit 10.2	Promissory Note --------------- (1)
Exhibit 23.1	Consent of Borgers (2)
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer). (2)
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer). (2)
Exhibit 33.1	Audit Committee Charter Agreement (1)
Exhibit 33.2	Code of Ethics Committee Charter Agreement (1)
Exhibit 33.3	Compensation Committee Charter Agreement (1)
Exhibit 33.4	Corporate Governance Committee Charter Agreement (1)
Exhibit 99.1
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed in connection with the Company’s Form 10 Registration Statement and incorporated herein by reference.

(2)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st April, 2019.

ARRESTAGE INTERNATIONAL, INC.

SIGNATURE:	/s/ Gary Croft
Gary Croft, CEO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 1st April, 2019.

Signatures	Capacity

/s/ Gary Croft	CEO

/s/ Rick Gean	CFO

/s/ Roy Shapiro	Director

/s/ Kimberly Shapiro	Director

/s/ Philip Nuciola	Director

/s/ Greg Washington	Director

/s/ Philip Weisman	Director

Exhibit No.	Item

Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	Second Amended and Restated Bylaws (2)
Exhibit 3.3	Amendment to Articles of Incorporation (1)
Exhibit 10.1	Licensing Agreement Arrestage / Shapiro (1)
Exhibit 10.2	Promissory Note --------------- (1)
Exhibit 23.1	Consent of Borgers (2)
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer). (2)
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer). (2)
Exhibit 33.1	Audit Committee Charter Agreement (1)
Exhibit 33.2	Code of Ethics Committee Charter Agreement (1)
Exhibit 33.3	Compensation Committee Charter Agreement (1)
Exhibit 33.4	Corporate Governance Committee Charter Agreement (1)
Exhibit 99.1
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed in connection with the Company’s Form 10 Registration Statement and incorporated herein by reference.

(2)	Filed herewith