Form 10-Q
period 2019-03-31
Arrestage International, Inc.
filed 2019-05-13
CIK 1666267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

At March 31, 2019 there were 3,600,000 shares of the registrants Common Stock outstanding.

Arrestage International, Inc.

TABLE OF CONTENTS

		Page

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARRESTAGE INTERNATIONAL, INC.

BALANCE SHEET

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

	March 31, 2019	December 31, 2018

ASSETS
Current Assets
Cash In Bank	2,575	3,660
Prepaid Expenses	5,744	3,246
Total Current Assets	8,319	6,906

Other Assets
Trademark License’	50,000	50,000
Impairment-Trademark License	(50,000)	(50,000)
Prepaid Expenses		-
Total Other Assets	-	-

TOTAL ASSETS	8,319	6,906

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	-	8,303
Notes Payable-Related Party	180,180	150,857
Accrued Interest Payable	19,465	16,046
License Fee Payable	25,790	25,790
Total Current Liabilities	225,435	200,996

Total Liabilities	225,435	200,996

Stockholders’ (Deficit)
Preferred Stock, $0.001 par value, 5,000,000 shares of preferred shares authorized, no shares of preferred stock outstanding.	-	-
Common Stock, $0.001 par value, 30,000,000 shares authorized, 3,600,000 shares issued and outstanding as of December 31, 2016 and December 31, 2016	3,600	3,600
Additional Paid-in Capital	148,851	148,851
Accumulated Deficit	(369,568)	(346,541)

Total Stockholders’ (Deficit)	(217,117)	(194,090)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	8,319	6,906

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2019 AND MARCH 31, 2018

	March 31, 2019	March 31, 2018
Revenues	-	-

Operating Expenses
Bank Charges	12	42
Professional and Legal Fees	9,772	29,624
Accounting and Bookkeeping Fees	9,293	5,475
Other Expenses	529	-

Total Operating Expenses	19,606	35,141

Other Expenses
Interest Expense	3,420	1,722

Total Expenses	23,026	36,863

Net (Loss)	(23,026)	(36,863)

Per Share	(0.01)	(0.01)
Weighted Average number of shares outstanding	3,600,000	3,553,750

The accompanying notes are an integral part of these financial statements

STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT)

For The Period from January 1, 2016 through March 31, 2019

	Common Stock		Additional	Retained
	Shares	Amount (Par Value $0.001)	Paid-In Capital	Earnings (Acc Deficit)	Total
Balance December 31, 2015	3,561,250	3,561	110,140	(155,037)	(41,336)
Issuance of Stock for cash, net of offering costs	38,750	39	38,711		38,750
Stock issued as compensation	-		-		-
Net Income (Loss)				(30,794)	(30,794)
Balance December 31, 2016	3,600,000	3,600	148,851	(185,831)	(33,380)
Net Income (Loss)				(43,016)	(43,016)
Balance at 12/31/2017	3,600,000	3,600	148,851	(228,847)	(76,396)
Net (Loss)				(117,695)	(117,695)
Balance December 31, 2018	3,600,000	3,600	148,851	(346,542)	(194,091)
Net (Loss)				(23,026)	(23,026)
Balance March 31, 2019	3,600,000	3,600	148,851	(369,568)	(217,117)

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018

	March 31, 2019	March 31, 2018

Cash Flows from operating activities:
Net (Loss)	(23,026)	$(36,863)

Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) in Prepaid Expenses	(2,498)	803
(Decrease) in Accounts Payable	(8,303)	3,505
Increase in accrued interest payable	3,420	1,722
Total Adjustments	(7,381)	6,030

Net Cash (used in) Operating Activities	(30,407)	(30,833)

Cash Flows from financing activities:
Proceeds from (payments on) note payable-related party	29,323	37,466
Proceeds from sale of common stock	-	-

Net cash provided by financing activities	29,323	37,466

Net increase (decrease) in cash	(1,085)	6,633

Cash Balance at Beginning of Period	3,659	2,911
Cash Balance at End of Period	2,575	$9,544
Interest Paid	-	$-
Income taxes paid	-	$-

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2019

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentrations of Credit Risk

The Company places its cash and cash equivalents with major financial institutions. At March 31, 2019 and March 31, 2018 the Company did not have any cash balances on deposit with banks which exceeded the balance insured by the FDIC, and does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Basis of Presentation-Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, as reflected in the accompanying financial statements, the Company has no operations, a net loss of ($23,026) for the three months ended March 31, 2019 as compared to ($36,863) for the three months ended March 31, 2018, an accumulated deficit of ($369,568) as of March 31, 2019 and ($346,541) as of December 31, 2018 and a working capital deficiency of ($217,117) and ($194,090) at March 31, 2019 and December 31, 2018 respectively. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Earnings per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. There were no options or warrants outstanding at March 31, 2018 nor December 31, 2017. Diluted earnings per share is not shown for the periods in which the Company incurs a loss because it would be anti-dilutive.

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

Note 2. Income Taxes

At March 31, 2019, the Company has approximately $269,144 of operating loss carryforwards for federal income taxes that may be applied against future taxable income. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.

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

The Company is subject to federal and state income tax. No provision for tax has been made as of March 31, 2019 or December 31, 2018 as the Company has incurred operating losses since inception. The following table reconciles the Company’s statutory tax rate to its effective tax rate as a percentage of income before income taxes under the Act:

The components of the Company’s deferred income tax assets are set forth below:

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

March 31, 2019	$269,144	Various	$56,520	$56,520	$4,118
December 31, 2018	$249,537	Various	$52,403	$52,403	$17,868	$-
December 31, 2017	$164,450	Various	$34,535	$34,535	$7,414	$-
December 31, 2016	$129,147	Various	$27,121	$27,121	$8,306	$-
December 31, 2015	$89,595	Various	$18,815	$18,815	$631	$-
December 31, 2014	$86,589	Various	$18,184	$18,184	$18,184	$-

NOTE 3. RELATED PARTY TRANSACTIONS

On June 27, 2011 the Company entered into a Multiple Advance Demand Note with The Shapiro Trust, owner of 40% of the outstanding equity in the Company. The Note is due upon Demand and bears an interest rate of 8% per annum. As of March 31, 2019 and December 31, 2018 the principal balance on the Note was $180,180 and $150,857, respectively. As of March 31, 2019 and December 31, 2018 the accrued interest on the Note was $19,465 and $16,046, respectively. The total principal and interest due The Shapiro Trust as of March 31, 2019 and December 31, 2018 was $199,645 and $166,903, respectively. See Note 4.

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

NOTE 4. TRADEMARK LICENSE

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

	March 31, 2019		December 31, 2018
	Gross Carrying Amount	Impairment Allowance	Gross Carrying Amount	Impairment Allowance
Trademark License	50,000	(50,000)	50,000	(50,000)

NOTE 5. FINANCING ACTIVITIES

Note Payable

The Following is a summary of The Note Payable-Current

	March 31, 2019			December 31, 2018
	Principal	Interest payable	Total Due Upon Demand	Principal	Interest payable	Total Due Upon Demand
Unsecured Demand Note Payable to The Shapiro Trust, due upon demand. The Note Payable is a multiple advance demand Note with a stated interest rate of 8%.	180,180	19,465	199,645	150,857	16,046	166,903
Current Portion	180,180	19,465	199,645	150,857	16,046	166,903
Long Term portion	-	-	-	-	-	-

Total	180,180	19,465	199,645	150,857	16,046	166,903

Royalty Fee Payable
The following is a summary of the Royalty Fee Payable
A Trademark Licenses Agreement was signed June 22, 2011 which calls for to Royalty Payments of $50,000 to be paid in three installments, with no interest, on or before the 15th day of the month for which the Royalty is due.	25,790	-	25,790	25,790	-	25,790
Current Portion	25,790	-	25,790	25,790	-	25,790
Long Term portion	-	-	-	-	-	-

NOTE 6. CAPITAL STOCK and STOCKHOLDERS’ EQUITY

Description of Capital Stock--The Company has two classes of authorized capital stock: Common Stock and Preferred Stock. Both were authorized June 22, 2011 and both have a par value of $001. The holders of Common Stock are entitled to one vote per share. Rights and Preferences for the Preferred Stock will be determined by the Board of Directors prior to issuance of any Preferred Stock.

There are 30,000,000 shares of Common Stock authorized. As of March 31, 2019 and December 31, 2018 there were 3,600,000 shares of Common Stock issued and outstanding.

During the three months ended March 31, 2019 , nor during the year ended December 31, 2018, the Company did not issue any shares of common stock.

There are 5,000,000 shares of Preferred Stock authorized and zero outstanding.

NOTE 7. COMMITMENTS AND CONTINGENCIES

In March, 2017 the Board of Directors of the Company authorized management to pursue certain merger and acquisition targets and to pay certain legal, consulting, and diligence fees on behalf of these entities. Approximately $9,000 has been paid for these legal fees and due diligence during 2017. No such fees were paid during 2018 and no such fees were paid during the three months ended March 31, 2019

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to March 31, 2019 and the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure. On April 19, 2019 Phillip Weisman, a member of the Board of Directors since June 2011, passed away. The Board expects to appoint a successor in the near future.

The remainder of this page is intentionally left blank

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

Month three through six will be used to launch products within those specific markets and to expand to other markets both foreign and domestic. During the same period, Arrestage will advance existing marketing efforts to revamp its market exposure. We will also, continue to attend industry seminars and speaking engagements and leverage our board of director’s cast industry experience by advanced industry networking.

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

AII will continue to aggressively pursue expansive through M & A activities. Acquisitions within the nutraceutical and healthcare space is underway. The Company has made significant progress and will continue to pursue all options.

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

Planned Medical Device Rental Division

The Company plans to establish a medical device rental program that purchases or secures medical devices such as MRI systems and various other diagnostic equipment. Our target market will be physician groups, clinics, rural hospitals, and insurance companies. Arrestage intends to obtain residual income from such rentals and would maintain a fully secured UCC-1 position on each piece of equipment. To grow this division, Arrestage plans to aggressively market such services in this coming year to help meet the expanding demand of medical systems due to the current healthcare trends. The United States market, the largest in the world, has reached a value of $65 billion in 2018. To date the group that the Company is planning to include in its business has accumulated a strong market presence within this lucrative sector of secured structured medical lending.

Results of Operations

Three Months Ended March 31, 2019, compared to the three Months Ended March 31, 2018

The following table sets forth the results of our current operations for the periods indicated as a percentage of total expenses:

	3 Months ended March 31, 2019		3 Months ended March 31, 2018
	$	% of Total Expenses	$	% of Total Expenses
Net Sales	0	0%	-	0%
Cost of Goods Sold	0	0%	-	0%
Gross Profit	0	0%	-	0%
Operating Expenses	$19,606	85%	$35,141	95%
Operating (Loss)	$(19,606)	85%	$(35,141)	95%
Interest (Expense)	$(3,420)	15%	$(1,722)	5%
Net (Loss)	$(23,026)	100%	$(36,863)	100%

Operating Expenses

Total operating expenses decreased approximately 44% to approximately $19,600 for the three months ended March 31, 2019, from approximately $35,141 for three months ended March 31, 2018. The decrease in our operating expenses between the periods was mostly attributable to a decrease in expenses related the filing of the Company’s an S-1 Registration.

Interest Expense

Interest Expense increased by $1,697 to $3,420 for the three months ended March 31, 2019 from $1,722 for the nine months ended March 31, 2018 as a result of increased borrowing to fund operations.

Net Income

Net loss from continuing operations for the three months ended March 31, 2019 was ($23,026) compared to net loss from continuing operations of ($36,863) for the three months ended March 31, 2018. The decrease in our net loss between the periods was mostly attributable to a decrease in expenses related the filing of the Company’s an S-1 Registration.

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

Although there may be revenue, products evats by the end of 2019, do not plan on our operating activities being able to fund operations through the remainder of 2019. In December 2017, the Company filed an S-1 Registration with the SEC with the plan of raising equity financing to raise capital to execute on its business plan. On October 11, 2018 the Company received a Notice of Effectiveness from the SEC indicating that the S-1 Registration was effective as of that date. The Company is now in conversations with FINRA registered broker/dealers to facilitate the filing of a Form 15(c)211 with FINRA to enable the Company to become a trading company.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

We had negative net working capital of ($217,116) as of March 31, 2019 as compared to positive working capital of $(194,090) as of March 31, 2018.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended March 31, 2019 and 2018:

	2019	2018
Cash provided by (used in):
Operating activities	$(30,407)	$(30,833)
Financing activities	$29,323	$37,466

Net cash used by operating activities of continuing operations was $(30,407) for the three months ended March 31, 2019, compared to net cash used in operating activities of continuing operations of $(30,833) for the same period in 2018. The increase in the amount of cash used by our operating activities was due primarily to an increase in professional fees related to the S-1 Registration. .. The decrease in our net cash used by operations between the periods was mostly attributable to a decrease in expenses related the filing of the Company’s an S-1 Registration.

Net cash flows provide by financing activities was $29,323 for the three months ended March 31, 2019, compared to net cash flows provided by financing activities of $37,466 for the same period in 2018. Net cash flows provided by financing activities was a result of proceeds from the Multiple Advance 8% Demand Note Payable in the first three months of 2019.

Indebtedness

On June 27, 2011 the Company entered into a Multiple Advance Demand Note with The Shapiro Trust, beneficial owner of 40% of the outstanding equity in the Company. The Note is due upon Demand and bears an interest rate of 8% per annum. As of March 31, 2019 and March 31, 2018 the principal balance on the Note was $180,180 and $150,857, respectively. As March 31, 2019 and March 31, 2018 the accrued interest on the Note was $19,465 and $16,046, respectively. The total principal and interest due The Shapiro Trust as of March 31, 2019 and March 31, 2018 was $199,465 and $166,903, respectively. See Note 5 to the Financial Statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

During the three months ended March 31, 2019, the Company did not issue any equity (considered financing activities). However, the Company did receive $29,323 in debt financing from a Board member during the three months ended March 31, 2019.

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

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer).

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRESTAGE INTERNATIONAL, INC.

DATED: May 13, 2019	By:	/s/ Gary Croft
Mr. Gary Croft
President/CEO