Form 10-Q
period 2019-06-30
Arrestage International, Inc.
filed 2019-08-14
CIK 1666267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

At June 30, 2019 there were 3,600,000 shares of the registrants Common Stock outstanding.

Arrestage International, Inc.

TABLE OF CONTENTS

		Page

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Managements’ Discussion and Analyysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Certification

Section 906 Certification

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARRESTAGE INTERNATIONAL, INC.

BALANCE SHEET

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash In Bank	1,828	3,660
Prepaid Expenses	-	3,246
Total Current Assets	1,828	6,906
Other Assets
Trademark License’	50,000	50,000
Impairment-Trademark License	(50,000)	(50,000)
Prepaid Expenses		-
Total Other Assets	-	-
TOTAL ASSETS	1,828	6,906

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	2,549	8,303
Notes Payable-Related Party	198,727	150,857
Accrued Interest Payable	23,322	16,046
License Fee Payable	25,790	25,790
Total Current Liabilities	250,388	200,996
Total Liabilities	250,388	200,996
Stockholders’ (Deficit)
Preferred Stock, $0.001 par value, 5,000,000 shares of preferred shares authorized, no shares of preferred stock oustanding.	-	-
Common Stock, $0.001 par value, 30,000,000 shares authorized, 3,600,000 shares issued and oustanding as of December 31, 2016 and December 31, 2016	3,600	3,600
Additional Paid-in Capital	148,851	148,851
Accumulated Deficit	(401,011)	(346,541)
Total Stockholders’ (Deficit)	(248,560)	(194,090)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,828	6,906

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

STATEMENT OF OPERATIONS

	For the Six Months Ended		For the Three Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues	-	-
Operating Expenses
Bank Charges	13	44	-	3
Professional and Legal Fees	30,602	46,920	20,132	17,296
Accounting and Bookkeeping Fees	15,759	14,440	6,465	8,965
Other Expenses	820	1,986	291	1,986
Total Operating Expenses	47,194	63,390	26,888	28,250
Other Expenses
Interest Expense	7,276	3,947	3,857	2,224
Total Expenses	54,470	67,337	30,745	30,474
Net Income (Loss)	(54,470)	(67,337)	(30,745)	(30,474)
Per Share	(0.02)	(0.02)	(0.01)	(0.01)
Weighted Average number of shares outstanding	3,600,000.00	3,600,000	3,600,000	3,600,000

The accompanying notes are an integral part of these financial statements

STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT)

For the Six Month Period Ended June 30, 2019

	Retained Earnings	AOCI	Common Stock	Additional Paid-In Capital	Total
January 1, 2019	(346,541)	-	3,600.00	148,851	(194,090)
Comprehensive income:
Net Income (Loss)	(23,725)				(23,725)
March 31. 2018	(370,266)	-	3,600	148,851	(217,815)
Comprehensive income:
Net Income (Loss)	(30,745)				(30,745)
June 30, 2019	(401,011)		3,600.00	148,851	(248,560)

STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT)

For the Six Month Period Ended June 30, 2018

	Retained Earnings	AOCI	Common Stock	Additional Paid-In Capital	Total
January 1, 2018	(228,847)	-	3,600	148,851	(76,396)
Comprehensive income:
Net Income (Loss)	(36,863)				(36,863)
March 31, 2018	(265,710)		3,600	148,851	(113,259)
Comprehensive income:
Net Income (Loss)	(30,474)				(30,474)
June 30, 2018	(296,184)		3,600	148,851	(143,733)

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

	June 30, 2019	June 30, 2018

Cash Flows from operating activities:
Net (Loss)	(54,470)	$(67,337)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Decrease in Prepaid Expenses	3,246	(6,697)
(Decrease) in Accounts Payable	(5,754)	13,239
Increase in accrued interest payable	7,276	3,946
Total Adjustments	4,769	10,488
Net Cash (used in) Operating Activities	(49,701)	(56,849)
Cash Flows from financing activities:
Proceeds from (payments on) note payable-related party	47,870	56,433
Proceeds from sale of common stock	-	-
Net cash provided by financing activities	47,870	56,433
Net increase (decrease) in cash	(1,832)	(416)
Cash Balance at Beginning of Period	3,660	3,659
Cash Balance at End of Period	1,828	$3,244
Interest Paid	0	0
Income taxes paid	0	0

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2019

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

Basis of Presentation-Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, as reflected in the accompanying financial statements, the Company has no operations, a net loss of ($54,470) for the six months ended June 30, 2019 as compared to ($65,816) for the six months ended June 30, 2018, an accumulated deficit of ($401,011) as of June, 2019 and ($346,541) as of December 31, 2018 and a working capital deficiency of ($248,560) and ($194,090) at June 30, 2019 and December 31, 2018 respectively. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Earnings per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. There were no options or warrants outstanding at June 30, 2019 nor December 31, 2018 Diluted earnings per share is not shown for the periods in which the Company incurs a loss because it would be anti-dilutive.

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

Note 2-Income Taxes

At June 30, 2019, the Company has approximately $304,007 of operating loss carryforwards for federal income taxes that may be applied against future taxable income. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.

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

The Company is subject to federal and state income tax. No provision for tax has been made as of June 30, 2019 or December 31, 2018 as the Company has incurred operating losses since inception. The following table reconciles the Company’s statutory tax rate to its effective tax rate as a percentage of income before income taxes under the Act:

The components of the Company’s deferred income tax assets are set forth below:

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

June 30, 2019	$304,007	Various	$63,841	$63,841	$11,439
December 31, 2018	$249,537	Various	$52,403	$52,403	$17,868	$-
December 31, 2017	$164,450	Various	$34,535	$34,535	$7,414	$-
December 31, 2016	$129,147	Various	$27,121	$27,121	$8,306	$-
December 31, 2015	$89,595	Various	$18,815	$18,815	$631	$-
December 31, 2014	$86,589	Various	$18,184	$18,184	$18,184	$-

NOTE 3-RELATED PARTY TRANSACTIONS

On June 27, 2011 the Company entered into a Multiple Advance Demand Note with The Shapiro Trust, owner of 40% of the outstanding equity in the Company. The Note is due upon Demand and bears an interest rate of 8% per annum. As of June 30, 2019 and December 31, 2018 the principal balance on the Note was $198,727 and $150,857, respectively. As of June 30, 2019 and December 31, 2018 the accrued interest on the Note was $23,322 and $16,046, respectively. The total principal and interest due The Shapiro Trust as of June 30, 2019 and December 31, 2018 was $222,049 and $166,903, respectively. See Note 4.

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

NOTE 4-TRADEMARK LICENSE

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

	June 30, 2019		December 31, 2018
	Gross Carrying Amount	Impairment Allowance	Gross Carrying Amount	Impairment Allowance

Trademark License	50,000	(50,000)	50,000	(50,000)

NOTE 5-FINANCING ACTIVITIES

Note Payable

The Following is a summary of The Note Payable-Current

	June 30, 2019			December 31, 2018
	Principal	Interest payable	Total Due Upon Demand	Principal	Interest payable	Total Due Upon Demand
Unsecured Demand Note Payable to The Shapiro Trust, due mupon demand. The Note Payable is a multiple advance demand Note with a stated interest rate of 8%.	198,727	23,322	222,049	150,857	16,046	166,903
Current Portion	198,727	23,322	222,049	150,857	16,046	166,903
Long Term portion	-	-	-	-	-	-

Total	198,727	23,322	222,049	150,857	16,046	166,903

Royalty Fee Payable
The following is a summary of the Royalty Fee Payable
A Trademark Licenses Agreement was signed June 22, 2011 which calls for to Royalty Payments of $50,000 to be paid in three installments, with no interest, on or before the 15th day of the month for which the Royalty is due.	25,790	-	25,790	25,790	-	25,790
Current Portion	25,790	-	25,790	25,790	-	25,790
Long Term portion	-	-	-	-	-	-

NOTE 6-CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Description of Capital Stock--The Company has two classes of authorized capital stock: Common Stock and Preferred Stock. Both were authorized June 22, 2011 and both have a par value of $001. The holders of Common Stock are entitled to one vote per share. Rights and Preferences for the Preferred Stock will be determined by the Board of Directors prior to issuance of any Preferred Stock.

There are 30,000,000 shares of Common Stock authorized. As of June 30, 2019 and December 31, 2018 there were 3,600,000 shares of Common Stock issued and outstanding.

During the six months ended June 30, 2019, the Company did not issue any shares of common stock, nor during the year ended December 31, 2018.

There are 5,000,000 shares of Preferred Stock authorized and zero outstanding.

NOTE 7-COMMITMENTS AND CONTINGENCIES

In March, 2017 the Board of Directors of the Company authorized management to pursue certain merger and acquisition targets and to pay certain legal, consulting, and diligence fees on behalf of these entities. Approximately $9,000 has been paid for these legal fees and due diligence during 2017. No such fees were paid during 2018 and no such fees were paid during the six months ended June 30, 2019

NOTE 8-SUBSEQUENT EVENTS

The Company has evaluated events subsequent to June 30, 2019 and the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure. On April 19, 2019 Phillip Weisman, a member of the Board of Directors since June 2011, passed away. The Board expects to appoint a successor in the near future.

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

Acquisition of a Licensing Agreement

Effective June 22, 2011 Arrestage entered into an exclusive licensing agreement with Ann Shapiro. Mrs. Ann Shapiro is the wife of one of the Board members, and controlling shareholder, Dr. Roy Shapiro, so he had direct insight on this product line. This transaction was completed as a related party transaction with Arrestage. As part of the license agreement Arrestage agreed to pay $50,000 in three installments of unspecified amounts and on unspecified dates in exchange for consideration received. The license agreement expires in 2025.

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

During the next twelve months, Arrestage will continue to utilize its intellectual property gained from its exclusive licensing and research and development to best determine what products to have manufactured, when to release such products, and what geographical markets to re-launch such products.

Later the company plans to launch products within targeted markets and to expand to other markets both foreign and domestic. During the same period, Arrestage will advance existing marketing efforts to revamp its market exposure. We will also continue to attend industry seminars and speaking engagements and leverage our board of director’s past industry experience by advanced industry networking.

Arrestage continue to develop the business synergies it has been working on in the past. The target companies it has been performing due diligence, may lead to partnerships or asset acquisitions, but there is no assurance this will occur.

Funding during the next twelve months will come primarily from serviceable debt financing and, if effective, capital market financing.

The Company will be reliant on such debt financing, access to capital markets, or future revenues, since the company currently has no revenue.

Planned Medical Device Rental Division

The Company plans to establish a medical device rental program that purchases or secures medical devices such as MRI and ultra sound systems and various other diagnostic equipment. Our target market will be physician groups, clinics, rural hospitals, and insurance companies. Arrestage intends to obtain residual income from such rentals and would maintain a fully secured UCC-1 position on each piece of equipment. To grow this division, Arrestage plans to aggressively market such services during 2019 to help meet the expanding demand of medical systems due to the current healthcare trends. The United States market, the largest in the world, has reached a value of $65 billion in 2018. There is no assurance any acquisitions within this sector will be made, and if made when they will occur.

Results of Operations

Six Months Ended June 30, 2019, compared to the Six Months Ended June 30, 2018

The following table sets forth the results of our current operations for the periods indicated as a percentage of total expenses:

	6 months ended June 30, 2018		6 months ended June 30, 2018
	$	% of Total Expenses	$	% of Total Expenses
Net Sales	-	-	-	-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-
Operating Expenses	47,194	87%	61,869	95%
Operating (Loss)	(47,194)	87%	(61,869)	95%
Interest (Expense)	7,276	13%	3,947	5%
Net (Loss)	(54,470)	100%	(65,816)	100%

Operating Expenses

Total operating expenses decreased approximately 16% to $47,194 for the six months ended June 30, 2019, from $61,869 for six months ended June 30, 2018. The decrease in our operating expenses between the periods was mostly attributable to a decrease in expenses related the filing of the Company’s an S-1 Registration.

Interest Expense

Interest Expense increased by $3,329 to $7,276 for the six months ended June 30, 2019 from $3,947 for the six months ended June 30, 2018 as a result of increased borrowing to fund operations.

Net Income (Loss)

Net loss from continuing operations for the six months ended June 30, 2019 was ($54,470). compared to net loss from continuing operations of ($65,816) for the six months ended June 30, 2018. The decrease in our net loss between the periods was mostly attributable to a decrease in expenses related the filing of the Company’s an S-1 Registration.

Seasonality

We believe that our business will be characterized by minor seasonality. However, sales to any particular customer or of any particular product can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, domestic and international economic conditions and acquisition related activities. The Industry has historically recorded higher branded product sales volume during the second fiscal quarter (January through March) due to increased interest in health-related products among consumers following the holiday season.

Liquidity and Capital Resources

Our immediate future principal demands for liquidity are to enable the Company to continue to fund the expenses associated with maintaining reporting requirements and becoming a trading Company and general corporate purposes. We have no history of sales and have incurred negative operating cash flows since inception to date in 2019. To date we have borrowed approximately $198,000 from a shareholder and Director in the form of a multiple advance 8% Demand Note.

Although the Company may produce revenues by the end of 2019, we do not plan on our operating activities being able to fund operations through the remainder of 2019 and into 2020. In December 2017, the Company filed a Form S-1 Registration Statement with the SEC with the plan of raising equity financing to raise capital to execute on its business plan. On October 11, 2018 the Company received a Notice of Effectiveness from the SEC indicating that the Form S-1 Registration Statement was effective as of that date. The Company is now in conversations with FINRA registered broker/dealers to facilitate the filing of a Form 15(c)211 with FINRA to enable the Company to become a trading company. The Company no longer plans to raise capital through the Form S-1 Registration as the Company no longer believes this is a viable option.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

We had negative net working capital of ($248,560) as of June 30, 2019 as compared to negative working capital of $(194,090) as of December 31, 2018.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2019 and June 30, 2018:

	2019	2018
Cash provided by (used in):
Operating activities	$(49,702)	$(56,100)
Financing activities	$47,870	$56,433

Net cash used by operating activities of continuing operations was $(49,702) for the six months ended June 30, 2019, compared to net cash used in operating activities of continuing operations of $(56,100) for the same period in 2018. The decrease in the amount of cash used by our operating activities was due primarily to an decrease in professional fees related to the S-1 Registration.

Net cash flows provided by financing activities was $47,870 for the six months ended June 30, 2019, compared to net cash flows provided by financing activities of $56,433 for the same period in 2018. Net cash flows provided by financing activities was a result of proceeds from the Multiple Advance 8% Demand Note Payable in the first six months of 2019.

Indebtedness

On June 27, 2011 the Company entered into a Multiple Advance Demand Note with The Shapiro Trust, beneficial owner of 40% of the outstanding equity in the Company. The Note is due upon Demand and bears an interest rate of 8% per annum. As of June 30, 2019 and December 31, 2018 the principal balance on the Note was $198,727 and $150,857, respectively. As June 30, 2019 and December 31, 2018 the accrued interest on the Note was $23,322 and $16,046, respectively. The total principal and interest due The Shapiro Trust as of June 30, 2019 and December 31, 2018 was $222,049 and $166,903, respectively. See Note 5 to the Financial Statements.

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

Directors and Employees

The company currently has four members of management and 4 Board Members that do not receive compensation. The Board of Directors of the Company will address compensation of employees and/or Officers on a case-by-case basis into the foreseeable future as corporate arise. The Board plans to maintain minimal overhead, believing that by adhering to its licensing strategy and utilizing its current Board and Management, it can keep the Company’s headcount to ten or fewer employees in the near term.

Critical Accounting Policies

Our significant accounting policies are described more fully in Note 1 to the June 30, 2019 Financial Statements which we believe are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

During the first quarter of 2018 our CEO and the Board of Directors, and a financial consultant began the process of evaluating the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Where required they have the authority to implement appropriate disclosure controls and procedures to remedy any material weaknesses. Effective November 2018 the Company hired a Chief Financial Officer to implement the controls and oversee all financial activities of the Company. As of the end of the period covered by this report the Chief Financial Officer has determined that existing disclosure controls and procedures are adequate for the Company at this time.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 1.A. Risk Factors

A description of the risk factors associated with our business is included under “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 30, 2018, and is incorporated herein by reference. There have been no material changes in our risk factors since such filing.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2019, the Company did not issue any equity (considered financing activities). However, the Company did receive $47,870 in debt financing from a Board member during the six months ended June 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal and/or interest, or any other material default, with respect to any indebtedness of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRESTAGE INTERNATIONAL, INC.

DATED: August 14, 2019	By:	/s/ Gary Croft
Mr. Gary Croft
President/CEO