Form 10-Q
period 2019-09-30
Arrestage International, Inc.
filed 2019-11-15
CIK 1666267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

At September 30, 2019 there were 3,600,000 shares of the registrants Common Stock outstanding.

ARRESTAGE INTERNATIONAL, INC.

BALANCE SHEET

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash In Bank	1,786	3,660
Prepaid Expenses	-	3,246
Total Current Assets	1,786	6,906
Other Assets
Trademark License’	50,000	50,000
Impairment-Trademark License	(50,000)	(50,000)
Prepaid Expenses		-
Total Other Assets	-	-
TOTAL ASSETS	1,786	6,906

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	12,762	8,303
Notes Payable-Related Party	204,992	150,857
Accrued Interest Payable	27,381	16,046
License Fee Payable	25,790	25,790
Total Current Liabilities	270,925	200,996
Total Liabilities	270,925	200,996
Stockholders’ (Deficit)
Preferred Stock, $0.001 par value, 5,000,000 shares of preferred shares authorized, no shares of preferred stock outstanding.	-	-
Common Stock, $0.001 par value, 30,000,000 shares authorized, 3,600,000 shares issued and outstanding as of December 31, 2016 and December 31, 2016	3,600	3,600
Additional Paid-in Capital	148,851	148,851
Accumulated Deficit	(421,590)	(346,541)
Total Stockholders’ (Deficit)	(269,139)	(194,090)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,786	6,906

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

STATEMENT OF OPERATIONS

	For the Nine Months Ended		For the Three Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues	-	-
Operating Expenses
Bank Charges	54	44	42	-
Professional and Legal Fees	39,281	56,199	10,628	8,133
Accounting and Bookkeeping Fees	23,559	19,503	7,800	5,063
Other Expenses	820	2,497	-	512
Total Operating Expenses	63,714	78,243	18,470	13,708
Other Expenses
Interest Expense	11,335	6,521	4,059	2,574
Total Expenses	75,049	84,764	22,529	16,282
Net Income (Loss)	(75,049)	(84,764)	(22,529)	(16,282)
Per Share	(0.02)	(0.02)	(0.01)	(0.00)
Weighted Average number of shares outstanding	3,600,000	3,600,000	3,600,000	3,600,000

The accompanying notes are an integral part of these financial statements

STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT)

For the Nine Month Period Ended September 30, 2019

	Retained Earnings	AOCI	Common Stock	Additional Paid-In Capital	Total
January 1, 2019	(346,541)	-	3,600	148,851	(194,090)
Comprehensive income:
Net Income (Loss)	(23,725)				(23,725)
March 31. 2018	(370,266)	-	3,600	148,851	(217,815)
Comprehensive income:
Net Income (Loss)	(28,795)				(28,795)
June 30, 2019	(399,061)		3,600	148,851	(246,610)
Comprehensive income:
Net Income (Loss)	(22,529)				(22,529)
September 30, 2019	(421,590)		3,600	148,851	(269,139)

STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT)

For the Nine Month Period Ended September 30, 2018

	Retained Earnings	AOCI	Common Stock	Additional Paid-In Capital	Total
January 1, 2018	(228,847)	-	3,600	148,851	(76,396)
Comprehensive income:
Net Income (Loss)	(36,863)				(36,863)
March 31. 2018	(265,710)		3,600	148,851	(113,259)
Comprehensive income:
Net Income (Loss)	(31,619)				(31,619)
June 30. 2018	(297,329)		3,600	148,851	(144,878)
Comprehensive income:
Net Income (Loss)	(16,282)				(16,282)
September 30,2018	(313,611)	-	3,600	148,851	(161,160)

STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT)

For the Three Month Period Ended September 30, 2019

	Retained Earnings	AOCI	Common Stock	Additional Paid-In Capital	Total
July 1, 2019	(399,061)	-	3,600	148,851	(246,610)
Comprehensive income:
Net Income (Loss)	(22,529)				(22,529)
September 30, 2019	(421,590)	-	3,600	148,851	(269,139)

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

	September 30, 2019	September 30, 2018

Cash Flows from operating activities:
Net (Loss)	$(75,049)	$(84,764)
Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) or Decrease in Prepaid Expenses	$3,246	$803
Increase in Accounts Payable	$4,459	$6,817
Increase in accrued interest payable	$11,335	$6,521
Total Adjustments	$19,040	$14,141
Net Cash (used in) Operating Activities	$(56,009)	$(70,623)
Cash Flows from financing activities:
Proceeds from (payments on) note payable-related party	$54,135	$69,044
Proceeds from sale of common stock	$-	$-
Net cash provided by financing activities	$54,135	$69,044
Net increase (decrease) in cash	$(1,874)	$(1,579)
Cash Balance at Beginning of Period	$3,660	$2,911
Cash Balance at End of Period	$1,785	$1,332
Interest Paid	0	0
Income taxes paid	0	0

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2019

Note 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Organization and Description of the Business

The Company was incorporated under the laws of the State of Nevada on June 15, 2011 and is in the Nutraceutical business holding formulas for skin care products as well as brand formulas, and other intellectual property.

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

 Concentrations of Credit Risk

The Company places its cash and cash equivalents with major financial institutions. At September 30, 2019 and December 31, 2018 the Company did not have any cash balances on deposit with banks which exceeded the balance insured by the FDIC, and does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Basis of Presentation-Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, as reflected in the accompanying financial statements, the Company has no operations, a net loss of ($75,049) for the nine months ended September 30, 2019 as compared to ($84,764) for the nine months ended September 30, 2018, an accumulated deficit of (269,139) and ($194,090) at September 30, 2019 and December 31, 2018 respectively. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Earnings per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. There were no options or warrants outstanding at September 30, 2019 nor December 31, 2018 diluted earnings per share is not shown for the periods in which the Company incurs a loss because it would be anti-dilutive.

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

Note 2-Income Taxes

At September 30, 2019, the Company has approximately $324,586 of operating loss carryforwards for federal income taxes that may be applied against future taxable income. There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.

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

The Company is subject to federal and state income tax. No provision for tax has been made as of September 30, 2019 or December 31, 2018 as the Company has incurred operating losses since inception. The following table reconciles the Company’s statutory tax rate to its effective tax rate as a percentage of income before income taxes under the Act:

The components of the Company’s deferred income tax assets are set forth below:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

September 30, 2019	$324,586	Various	$68,163	$68,163	$15,760	$-
December 31, 2018	$249,537	Various	$52,403	$52,403	$17,868	$-
December 31, 2017	$164,450	Various	$34,535	$34,535	$7,414	$-
December 31, 2016	$129,147	Various	$27,121	$27,121	$8,306	$-
December 31, 2015	$89,595	Various	$18,815	$18,815	$631	$-
December 31, 2014	$86,589	Various	$18,184	$18,184	$18,184	$-

NOTE 3-RELATED PARTY TRANSACTIONS

On June 27, 2011 the Company entered into a Multiple Advance Demand Note with The Shapiro Trust, owner of 40% of the outstanding equity in the Company. The Note is due upon Demand and bears an interest rate of 8% per annum. As of September 30, 2019 and December 31, 2018 the principal balance on the Note was $204,992 and $150,857, respectively. As of September 30, 2019 and December 31, 2018 the accrued interest on the Note was $27,381 and $16,046, respectively. The total principal and interest due The Shapiro Trust as of September 30, 2019 and December 31, 2018 was $232,373 and $166,903, respectively. See Note 4.

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

	September 30, 2019		December 31, 2018
	Gross Carrying Amount	Impairment Allowance	Gross Carrying Amount	Impairment Allowance

Trademark License	50,000	(50,000)	50,000	(50,000)

NOTE 5-FINANCING ACTIVITIES

Note Payable

The Following is a summary of The Note Payable-Current

	September 30, 2019			December 31, 2018
	Principal	Interest payable	Total Due Upon Demand	Principal	Interest payable	Total Due Upon Demand
Unsecured Demand Note Payable to The Shapiro Trust, due upon demand. The Note Payable is a multiple advance demand Note with a stated interest rate of 8%.	204,992	27,381	232,373	150,857	16,046	166,903
Current Portion	204,992	27,381	232,373	150,857	16,046	166,903
Long Term portion	-	-	-	-	-	-

Total	204,992	27,381	232,373	150,857	16,046	166,903

Royalty Fee Payable

The following is a summary of the Royalty Fee Payable

A Trademark Licenses Agreement was signed June 22, 2011 which calls for to Royalty Payments of $50,000 to be paid in three installments, with no interest, on or before the 15th day of the month for which the Royalty is due.	25,790	-	25,790	25,790	-	25,790
Current Portion	25,790	-	25,790	25,790	-	25,790
Long Term portion	-	-	-	-	-	-

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

There are 30,000,000 shares of Common Stock authorized. As of September 30, 2019 and December 31, 2018 there were 3,600,000 shares of Common Stock issued and outstanding.

During the six months ended September 30, 2019, nor during the year ended December 31, 2018, the Company did not issue any shares of common stock.

There are 5,000,000 shares of Preferred Stock authorized and zero outstanding.

NOTE 7-COMMITMENTS AND CONTINGENCIES

In March 2017 the Board of Directors of the Company authorized management to pursue certain merger and acquisition targets and to pay certain legal, consulting, and diligence fees on behalf of these entities. Approximately $9,000 has been paid for these legal fees and due diligence during 2017. No such fees were paid during 2018 and no such fees were paid during the nine months ended September 30, 2019

NOTE 8-SUBSEQUENT EVENTS

The Company has evaluated events subsequent to September 30, 2019 and the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure, and has determined that there have been no events that have occurred that would require adjustments to our disclosures in the financial statements.

The remainder of this page is intentionally left blank

Item 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrestage International, Inc. (“AII”) is a Nevada Corporation within the nutraceutical healthcare and wellness space.

Nutraceutical and Topical Pain Relief

Arrestage owns formulations and an exclusive license for various unique product lines and formulations for skin care products. The Company is also exploring opportunities to acquire and/or license product lines within the topical pain relief market.

The Company intends to create significant brands in the aesthetic skin care and the topical pain relief segments. The product lines will be held in wholly, or majority, owned subsidiaries created to specialize in the various segments. For instance, skin care products will be held in a distinct subsidiary and topical pain products will be held in another. The financial results will be consolidated at the corporate level.

Arrestage is exploring the possibility of expanding product lines through acquisitions of new products that will allow additional market share. The Company may also perform research and development functions in-house, which could include the development or acquisition of an entirely new product line or expansion of the current line. Management feels that the target products are on the cutting edge of health applications and import new techniques integrating Allopathic medicine, Naturopathic medicine, and some New Age features. Because of the relationships that have been established within the research and development planning and due diligence, the Company in a prime position to view and explore potential products that fit within the Company’s strategy.

Medical Device Equipment Rental

The Company plans to capitalize on current trends in the health care industry where healthcare providers have begun renting expensive medical equipment rather than purchasing that equipment as cost saving strategy. Arrestage will establish a medical device rental subsidiary that purchases or secures medical devices such as MRI and ultra-sound systems and various other diagnostic equipment. Our target market will be physician groups, clinics, rural hospitals, and insurance companies. Arrestage intends to obtain residual income from such rentals and will attempt to secure a fully secured UCC-1 position on each piece of equipment.

According to market research by IBISWorld in a March 2019 report, the United States medical equipment rental market has reached a value of $4 billion in 2019. Over the past five years, the Medical Equipment Rental industry has exhibited growth due to the rapid advent of high-cost equipment. As many healthcare providers have grappled with cuts in Medicare and Medicaid reimbursements, they have implemented cost-saving strategies. In particular, many healthcare providers have rented rather than purchased medical equipment because they can access up-to-date technologies at a lower cost. For instance, some hospitals have rented ultrasound, remote patient monitoring and X-ray equipment, as well as other types of medical equipment that tend to become obsolete quickly. Furthermore, the regulatory environment has promoted demand for medical equipment rentals.

Corporate Governance

Arrestage international has of two officers. As the Company acquires additional product lines and/or licenses, it may add additional full-time employees. However, under the Company’s business plan, most day to day operations will be at the subsidiary level, allowing Arrestage to minimize the number of employees and other G&A expenses at the Corporate level.

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

Planned Medical Device Rental Division

The Company plans to capitalize on current trends in the health care industry where healthcare providers have begun renting expensive medical equipment rather than purchasing that equipment as cost saving strategy. Arrestage will establish a medical device rental subsidiary that purchases or secures medical devices such as MRI and ultra sound systems and various other diagnostic equipment. Our target market will be physician groups, clinics, rural hospitals, and insurance companies. Arrestage intends to obtain residual income from such rentals and would maintain a fully secured UCC-1 position on each piece of equipment. To grow this division, Arrestage plans to aggressively market such services to help meet the expanding demand of medical systems due to the current healthcare trends. The United States medical equipment rental market has reached a value of $4 billion in 2019. Over the past five years, the Medical Equipment Rental industry has exhibited growth due to the rapid advent of high-cost equipment. As many healthcare providers have grappled with cuts in Medicare and Medicaid reimbursements, they have implemented cost-saving strategies. In particular, many healthcare providers have rented rather than purchased medical equipment because they can access up-to-date technologies at a lower cost. For instance, some hospitals have rented ultrasound, remote patient monitoring and X-ray equipment, as well as other types of medical equipment that tend to become obsolete quickly. Furthermore, the regulatory environment has promoted demand for medical equipment rentals.

Results of Operations

Nine Months Ended September 30, 2019, compared to the Six Months Ended September 30, 2018

The following table sets forth the results of our current operations for the periods indicated as a percentage of total expenses:

	9 months ended September 30, 2019		9 months ended September 30, 2018
	$	% of Total Expenses	$	% of Total Expenses
Net Sales	-	-	-	-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-
Operating Expenses	63,714	85%	78,243	95%
Operating (Loss)	(63,714)	85%	(78,243)	95%
Interest (Expense)	11,335	13%	6,521	5%
Net (Loss)	(75,049)	98%	(84,764)	100%

Operating Expenses

Total operating expenses decreased approximately 19% to $63,714 for the nine months ended September 30, 2019, from $78,243for nine months ended September 30, 2018. The decrease in our operating expenses between the periods was mostly attributable to a decrease in legal and professional fees related to the filing of the Company’s an S-1 Registration.

Interest Expense

Interest Expense increased by $4,814 to $11,335 for the nine months ended September 30, 2019 from $6,521 for the nine months ended September 30, 2018 as a result of increased borrowing to fund operations.

Net Income (Loss)

Net loss from continuing operations for the nine months ended September 30, 2019 was ($75,049). compared to net loss from continuing operations of ($84,764) for the nine months ended September 30, 2018. The decrease in our net loss between the periods was mostly attributable to a decrease in legal and professional fees related to the filing of the Company’s an S-1 Registration.

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

Liquidity and Capital Resources

Our immediate future principal demands for liquidity are to enable the Company to continue to fund the expenses associated with maintaining reporting requirements and becoming a trading Company and general corporate purposes. We have no history of sales and have incurred negative operating cash flows since inception to date in 2019. To date we have borrowed approximately $205,000 from a shareholder and Director in the form of a multiple advance 8% Demand Note.

Although the Company may produce revenues within the next few operating quarters, we do not plan on our operating activities being able to fund operations over the next four quarters. In December 2017, the Company filed an S-1 Registration with the SEC with the plan of raising equity financing to raise capital to execute on its business plan. On October 11, 2018 the Company received a Notice of Effectiveness from the SEC indicating that the S-1 Registration was effective as of that date. The Company has been in conversations with Network 1 Financial Securities, a FINRA registered broker/dealer, to facilitate the filing of a Form 15(c)211 with FINRA to enable the Company to become a trading company. The Company and Network 1 has determined that the quickest route to a trading symbol is to file a that, post effective amendment to the S-1 registering existing shares. Subsequent to acceptance by the SEC of that amendment, the Company and Network 1 will determine the best strategy for raising additional capital through the capital markets.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

We had negative net working capital of ($269,139) as of September 30, 2019 as compared to negative working capital of $(194,090) as of December 31, 2018.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended September 30, 2019 and September 30, 2018:

	2019	2018
Cash provided by (used in):
Operating activities	$(56,009)	$(70,623)
Financing activities	$54,135	$69,044

Net cash used by operating activities of continuing operations was $(56,009) for the six months ended September 30, 2019, compared to net cash used in operating activities of continuing operations of $(70,623) for the same period in 2018. The decrease in the amount of cash used by our operating activities was due primarily to an decrease in professional fees related to the S-1 Registration.

Net cash flows provided by financing activities was $54,135 for the six months ended September 30, 2019, compared to net cash flows provided by financing activities of $69,044 for the same period in 2018. Net cash flows provided by financing activities was a result of proceeds from the Multiple Advance 8% Demand Note Payable in the first six months of 2019.

Indebtedness

On June 27, 2011 the Company entered into a Multiple Advance Demand Note with The Shapiro Trust, beneficial owner of 40% of the outstanding equity in the Company. The Note is due upon Demand and bears an interest rate of 8% per annum. As of September 30, 2019 and December 31, 2018 the principal balance on the Note was $204,992 and $150,857, respectively. As September 30, 2019 and December 31, 2018 the accrued interest on the Note was $27,381 and $16,046, respectively. The total principal and interest due The Shapiro Trust as of September 30, 2019 and December 31, 2018 was $232,373 and $166,903, respectively. See Note 5 to the Financial Statements.

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

Directors and Employees

The company currently has two members of management and 5 Board Members, whom do not receive compensation. The Board of Directors of the Company will address compensation of the Officers on a case-by-case basis into the foreseeable future as corporate needs arise. The Board plans to maintain minimal overhead, believing that by adhering to its licensing strategy and utilizing its current Board and Management, it can keep the Company’s headcount to ten or fewer employees in the near term.

On April 19, 2019 Phillip Weisman, a member of the Board of Directors since June 2011, passed away. The Board appointed Mr. Nick White to the Board of Directors as of August 22, 2019 to fill the seat vacated by Mr. Phillip Weisman’s death on April 19, 2019. In addition, the Board appointed Mr. John Muldoon to the Board on August 22, 2019 also. On October 21, 2019 the Board appointed Mr. Muldoon as the Company’s Chief Executive Officer.

Critical Accounting Policies

Our significant accounting policies are described more fully in Note 1 to the September 30, 2019 Financial Statements which we believe are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

During the nine months ended September 30, 2019, the Company did not issue any equity (considered financing activities). However, the Company did receive $54,135 in debt financing from a Board member during the nine months ended September 30, 2019.

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

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRESTAGE INTERNATIONAL, INC.

DATED: November 14, 2019	By:	/s/ John Muldoon
Mr. John Muldoon
CEO