Form 10-Q/A
period 2019-09-30
Arrestage International, Inc.
filed 2020-01-15
CIK 1666267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in its entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 as originally filed with the Securities and Exchange Commission on November 15, 2019 (the “Original Form 10-Q”): Item 4 of Part I, “Controls and Procedures,” No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

i

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

Reclassifications

Certain prior period amounts may have been reclassified to conform to current classifications.

Other

The Company has selected December 31 as its fiscal year end.

The Company has paid no dividends.

No advertising expense has been incurred.

The Company consists of one reportable business segment.

The Company has not entered into any leases or other material agreements.

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

NOTE 6-CAPITAL STOCK and STOCKHOLDERS’ EQUITY

Description of Capital Stock—The Company has two classes of authorized capital stock: Common Stock and Preferred Stock. Both were authorized June 22, 2011 and both have a par value of $001. The holders of Common Stock are entitled to one vote per share. Rights and Preferences for the Preferred Stock will be determined by the Board of Directors prior to issuance of any Preferred Stock.

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

Arrestage is exploring the possibility of expanding product lines through acquisitions of new products that will allow additional market share. The Company may also perform research and development functions in-house, which could include the development or acquisition of an entirely new product line or expansion of the current line. Management feels that the target products are on the cutting edge of health applications and import new techniques integrating Allopathic medicine, Naturopathic medicine, and some New Age features. Because of the relationships that have been established within the research and development planning and due diligence, the Company is in a prime position to view and explore potential products that fit within the Company’s strategy.

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

According to market research by IBISWorld in a March 2019 report, the United States medical equipment rental market has reached a value of $4 billion in 2019. They stated that “over the past five years, the Medical Equipment Rental industry has exhibited growth due to the rapid advent of high-cost equipment. As many healthcare providers have grappled with cuts in Medicare and Medicaid reimbursements, they have implemented cost-saving strategies. In particular, many healthcare providers have rented rather than purchased medical equipment because they can access up-to-date technologies at a lower cost. For instance, some hospitals have rented ultrasound, remote patient monitoring and X-ray equipment, as well as other types of medical equipment that tend to become obsolete quickly. Furthermore, the regulatory environment has promoted demand for medical equipment rentals”.

Corporate Governance

Arrestage international has of two officers. As the Company acquires additional product lines and/or licenses, it may add additional officers and full-time employees. However, under the Company’s business plan, most day to day operations will be at the subsidiary level, allowing Arrestage to minimize the number of employees and other G&A expenses at the Corporate level.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

During the first quarter of 2018 our CEO, the Chairman of the Audit Committee of the Board of Directors, and a financial consultant began evaluating the design and effectiveness of our “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). As of that date the President, Chairman of the audit committee and the consultant concluded that the disclosure controls and procedures were effective. Again, on December 31, 2018 the CEO and CFO evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018 and concluded that the Company’s disclosure controls and procedures were effective.

The Company reviews its disclosure controls and procedures on a quarterly basis. The Company’s Chief Executive Officer and Chief Financial Officer participate in the evaluation. Where required, they have the authority to implement appropriate disclosure controls and procedures to remedy any material weaknesses. For the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019 the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer).

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer and Chief Account Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRESTAGE INTERNATIONAL, INC.

DATED: January 14, 2020	By:	/s/ John Muldoon
Mr. John Muldoon
President/CEO