Form 10-K
period 2019-12-31
Arrestage International, Inc.
filed 2020-09-09
CIK 1666267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to section 12(g) of the Act:

(Title of Class)

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

Overview

Arrestage International, Inc. (“AII”) is a Nevada Corporation within the natural skin care space. The Company will explore opportunities to enter into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities within the Natural & Organic Skin Care industry, which we refer to as “Target Businesses.”

Arrestage is led by a management team and Board with extensive business experience in managing and financing public and private companies in different industries, including the Cosmetic and Health/Wellness sector, including professional managers, doctors and medical professionals knowledgeable in public and private companies and management and financing. The Company currently has limited operating costs and intends to maintain minimal overhead for the foreseeable future. Management believes that by making accretive business combinations within the Natural Skin Care and/or Nutraceutical Health and Wellness sector it will scale rapidly while keeping its general and administrative costs at a minimum until growth manifests itself.

The Company currently does not trade on an exchange. However, the Company hopes to engage a FINRA Registered Broker Dealer to re-file a 15 (c) 211 with FINRA on the Company’s behalf during 2020, in hopes of obtaining a trading symbol and beginning trading on the OTC markets within the near future., or upon the successful completion of a registered secondary offering, whichever occurs first.

Natural Skin Care

Arrestage currently owns the rights to formulations under an exclusive license for several unique product lines and formulations for natural skin care products. The Company will also explore opportunities to enter into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities within the Natural Skin Care industry nutraceutical/wellness industry, which we refer to as “Target Businesses.”

Strategic Overview

We will seek to capitalize on the investing and operating experience and contacts of our officers and directors in consummating an initial business combination to identify and acquire Target Businesses that primarily operate in the skin care industry, although we may pursue acquisition opportunities in related industries. We believe our management team is well positioned to take advantage of opportunities that have the potential to create value for our stockholders by capturing the inherent arbitrage present in less developed companies. Through past business and investment activities, the management and Board of the Company has developed an extensive network of relationships, ranging from owners of private and public companies, private equity funds, investment bankers, attorneys, accountants and business brokers, which allows us to generate a substantial number of attractive risk-adjusted acquisition opportunities on a proprietary basis.

According to London-based analysts Future Market Insights, demand for natural cosmetics for skin care is increasing at CAGR of over 5% and is estimated to increase from an estimated $36 billion in 2019 to $54 billion by 2027 at the global level based on shifting consumer perceptions concerning ingredients included within cosmetics.

The Company feels that the growing trend among consumers to improve overall health habits is likely to boost the demand for natural cosmetics. Across a vast array of various industries, consumers want to know where ingredients or materials for products are sourced, how they are made, what the ingredients are, and whether they will support or damage their overall health in the long term. A broad interest in holistic health has triggered a new consumer interest in natural ingredients and processes, and skin care products, being placed directly on the skin, are scrutinized for potential benefits or alternatively for potential harmful effects.

Rise in disposable income, increasing consumer awareness concerning health issues, and rapid urbanization are likely to boost the nutraceutical market growth over the forecast years. Positive outlook towards medical nutrition owing to the increasing weight management programs, along with cardiovascular and other chronic diseases, is anticipated to propel the demand for nutraceuticals.

Our Strategy

Our strategy is to update and improve the existing products covered under the exclusive license agreement, then promote, market and sell those products through various sales channels including, but not limited to ecommerce and distributors to reach retail outlets such as hypermarkets, convenience stores, specialty stores and club stores.

Emergence of Social Media

Social media has opened up new avenues for purchasing and discussing skincare routines and trends. Social Media is the key to the shift in consumer demands. Trends are shared mor quickly through celebrities and market influencers, as well as everyday people, posting content which urges others to become a conscious consumer. We believe that as the world changes, a new form of consumerism is emerging, based on principles of awareness and caring about ourselves, other people and the world.

The emergence of Social Media has created opportunities for small companies to gain acceptance and loyal customers without the need for extremely large marketing budgets.

Focus on a large, growing market and.

While big legacy companies within the skin care industry, such as Estee Lauder and L’Oreal, have started entering the natural skin care market, it has taken them a while to meet consumer demand based on consumers desire for more information regarding ingredients included in the products, creating an opportunity for lots of smaller natural based companies.

We feel that due to the emergence of so many smaller companies within the industry there will be extensive opportunities to enhance and expand our product lines by expanding sales channels through the business combinations to be pursued, utilizing and improving upon the Targeted Businesses existing channels..

Pursue Opportunities to enhance our product lines

We plan to expand our product lines through various business combinations creating a more inclusive line of products. By maintaining our cost-effective structure and leveraging the network of experts in applicable fields we feel we will be able to penetrate the market place in an expedited manner. Our relationships are extensive within the cosmetics, medical, finance and entertainment fields. By leveraging those contacts, we hope to be able to showcase products utilizing channel influencers from known persons and entities.

Competition

Significant competition for natural skin care products exists and more small competitors may enter the market more quickly than we anticipate which may significantly harm our anticipated revenues and may cause us to be unable to recover the losses we have incurred and expect to incur in the updating and development of our products. Anticipated markets may not develop our product technology, or they may develop more slowly than anticipated, while other markets and opportunities not anticipated may become opportunities. we believe that due to the structure we have chosen, i.e. small management team utilizing outside advisors that are experts in their fields, we will be able to pivot to take advantage of opportunities either currently known or unknown. Not being able to be nimble and pivot when needed would significantly harm our anticipated revenues and in such a case we may be unable to recover the losses we have incurred and expect to continue to incur in the development and marketing of our products. Natural Skin Care products represent an emerging segment of a larger market, and whether or not end-users will continue to use them may be affected by many factors.

Big name companies such as L’Oreal, Estee Lauder and Nuetrogena are players in the Natural Skin Care market. However, that market has seen the emergence of hundreds of smaller brands and the companies with those brands are enjoying increasing revenues because of the tremendous boom in online sales and the continued power of hypermarket retailers, such as Target and Walmart, and boutique retailers driven by the “buy local” movements.

Young, Independent brands are supporting a surge in creativity, and entrepreneurship is boiling over in the ,Natural Skin Care industry. This surge in popularity and acceptance of smaller relatively unknown brands is due, in major part, to customer’s online access to significant information regarding ingredients and the missions of companies, and a willingness, and even desire, to support smaller brands and share that desire online through social media.

Given the current state of the Natural Skin Care market, Arrestage believes the current trends will continue into the foreseeable future and we will be able to compete, due to the company structure, and will be successful in carving out a profitable market niche, understanding the competitive challenges.

Our Corporate Information

We are incorporated in Nevada. Our principal executive offices are located at 20343 N. Hayden Road, Ste 101, Scottsdale, Arizona 85255. Our website address is www.arrestageinternational.com.

The information on, or that may be accessed through our website, is not incorporated by reference into this registration statement and should not be considered a part hereof.

Compliance with Government Regulation

Utilizing advisors that are experts in their fields, Management will manage all government regulation diligently, including the process of SEC reporting, and work to insure all relevant material information is disclosed as prescribed by law.

Changes in government policies and regulations could change the market for our products. The skin care market is in a phase where it is currently subject to limited industry-specific government regulations in the United States relating to matters such as ingredients, design, storage, and testing of these products. However, given that their production is subject to government regulation, we may expect to encounter more industry specific government regulations in the future in the jurisdictions and markets in which we operate. We will work to maintain the highest level of compliance with all government regulations.

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

Employees

At December 31, 2019 we utilize our four Board of Directors and Management jointly. We also utilize the expertise of outsourced professionals as needed. It is possible that some may become a part of the Arrestage management team in the future. Currently, many necessary services are performed by consultants and contracted parties.

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

Competitive Landscape.

Significant competition for topical aesthetic products may develop or may develop more slowly than we anticipate which would significantly harm our revenues and may cause us to be unable to recover the losses we have incurred and expect to incur in the development of our products. Significant markets may never develop our product technology, or they may develop more slowly than we anticipate. Any such delay or failure would significantly harm our revenues and we may be unable to recover the losses we have incurred and expect to continue to incur in the development and marketing of our products. If this were to occur, we may never achieve profitability and our business could fail. Natural Skin Care products represent an growing market, and whether or not end-users will want to use them may be affected by many factors, some of which are beyond our control, including:

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

Governmental Policies Could Affect our Revenue or Profitability

Changes in government policies and regulations could hurt the market for our products. The OTC cosmetic market is in a phase where it is currently subject to limited industry-specific government regulations in the United States relating to matters such as design, storage, testing of these products. However, given that their production is subject to government regulation, we may expect to encounter more industry specific government regulations in the future in the jurisdictions and markets in which we operate. To the extent that there may be implementation of further regulations, delays in gaining such regulatory approval, may hinder our development and our growth may be constrained.

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

We may be unable to develop and retain distributors, which would adversely affect our ability to meet our revenue targets and other goals. Further, Foreign Markets May Create a Need for Separate Potentially Costly Analysis

As we launch products, increase sales efforts and expand into new geographies, we will need to retain, grow and develop our distributors and agents.  We may not succeed in entering into, and maintaining, productive arrangements with an adequate number of distributors and or agents that are sufficiently committed to selling our products. The establishment and maintenance of a distribution network is expensive and time consuming. Even if we engage and maintain suitable relationships with an adequate number of distributors, they may not generate revenue as quickly as we expect them to, commit the necessary resources to effectively market and sell our products, or ultimately succeed in selling our products. Moreover, if our distributors are unable to attract and retain new customers, we may be unable to achieve our expected growth, and our business could suffer.

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

To pay for an acquisition, we may use equity or cash. Alternatively, we might borrow money from a bank or other lender. If we use equity, our stockholders will experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity would be reduced.

Any acquisition could result in recording significant amounts of goodwill or other intangible assets, some of which could result in significant quarterly amortization expense. Moreover, if we determine during annual reviews or otherwise that an intangible asset has been impaired, we may need to write off some or all of its carrying value, resulting in large charges to expense. Amortization charges and write-downs or write-offs of intangibles would decrease our future earning or increase our future losses.

Future Acquisitions Could Create Synergistic Issues

We intend to acquire brands or companies in the future, and these acquisitions could disrupt our business and dilute our shareholders’ interests. We intend to acquire other companies or brands in the future and we cannot provide assurances that we will be able to successfully integrate them into our operation, or that the cost savings we anticipate will be fully realized. Entering into an acquisition or investment entails many risks, any of which could materially harm our business, including:

●	diversion of management’s attention from other business concerns;

●	failure to effectively assimilate the acquired brands, employees, or other assets of the company into our business;

●	the loss of key employees from either our current business or the acquired business;

●	assumption of significant liabilities of the acquisitions.

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

Competitive Landscape Challenges

The world natural skin care market stands enthused by the growing need for appearance-enhancing and age-defying skin cosmetics among the aging population according to a new report by Global Industry Analysts. In addition to changes in lifestyles by modern consumers to increase their chances of longevity, changing practices in personal grooming is resulting in more time and money being spent on external grooming to minimize visible effects of aging.

This is leading to increased demand for products, such as, skin lotions, toners, wrinkle-removal creams, skin whiteners, luxury topical skin care products, concealers, and cover-ups. The growing acceptance of vitamins and antioxidants as effective anti-aging nutrients is expected to prod the growth of anti-aging drugs and pharmaceuticals. With younger consumers becoming more proactive about their skin maintenance regime, women aged between 25 years to 30 years are increasingly beginning to use anti-aging creams, thereby resulting in expanded market opportunities. Manufacturers are additionally adding fuel to the trend by unveiling new promotional mother-daughter packages, which are designed to discreetly inculcate adherence to anti-aging treatment regimens as early as possible. Growing wariness over harsh chemicals is expected to lead to increased demand for skin care products with natural, herbal and botanical extracts as active ingredients. Natural Skin Care products, which include natural ingredients such as chamomile, copper, gold, minerals and amino acids, are expected to score huge gains in the marketplace in the upcoming years. Driven by the desire to stay young and healthy, sales of dietary supplements, vitamins, and minerals are forecast to rise in the upcoming years.

The Company anticipates that it will face additional competition from new entrants that may offer significant performance, price, creative or other advantages over those offered by the Company. Many of these competitors have greater name recognition and resources than the Company.

Additionally, potential competitors with established market shares and greater financial resources may introduce competing products. Thus, there can be no assurance that we will be able to compete successfully in the future or that competition will not have a material adverse effect on our results of operations.

Corporate Management Risks

Reliance upon Key Personnel and Necessity of Additional Personnel

Arrestage International is largely dependent upon the personal efforts and abilities of existing management and the Board of Directors, especially John Muldoon III (Chief Executive Officer and Director), Kimberly Shapiro (Chairman of the Board of Directors); Roy Shapiro ( Director); and Gary Croft (Director) Our success will also be largely dependent upon our ability to attract quality management and employees to help operate the Company as its operations may grow.

Control by Existing Management

Currently, officers, directors and founders of AII, as a group directly or indirectly own approximately 3,451,000 restricted shares of Common Stock in AII which is 95.86% of the 3,600,000 shares of Common Stock issued.

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

Our executive officers and directors, and significant shareholders together with their respective affiliates, beneficially owned approximately 92.67% of our outstanding common stock as of December 31, 2019 and December 31, 2018. Accordingly, these stockholders, if they act together, may exercise substantial influence over matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or acquisition. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discourage a potential acquirer from attempting to obtain control over us, which in turn could have a material adverse effect on the market value of our common stock.

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

As a public company, we will be required to maintain internal control over financial reporting and to report any material weaknesses in our internal controls. In addition, in our annual reports on Form 10-K for our fiscal years ending December 31 to be filed in the following year, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are continually in the process of upgrading, implementing and testing the internal control over financial reporting required to comply with this obligation, which process is time-consuming, costly and complicated. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 of the Sarbanes-Oxley Act will require us to incur substantial accounting expense and expend significant efforts. If we are unable to comply with the requirements of Section 404 in a timely manner, or we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions.

Our ability to implement our business plan successfully and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively as the Company grows. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors when required under Section 404 of the Sarbanes-Oxley Act. Moreover, we may not implement and maintain adequate controls over our financial processes and reporting in the future. Even if we were to conclude, and, when required, our auditors were to concur, that our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of our inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements or omissions.

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

We may take advantage of these exemptions for up to five years or such earlier time as we are no longer an “Emerging Growth Company.” We will qualify as an “Emerging Growth Company” until the earliest of (1) the last day of our fiscal year following the fifth anniversary of the date of notice of effectiveness, (2) the last day of our fiscal year in which we have annual gross revenue of $1.0 billion or more, (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (4) the last day of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

Summary

We believe it is important to communicate our expectations to our shareholders. There may be events in the future, however, that we are unable to predict accurately or which we have no control. The risk factors listed on the previous pages, as well as any cautionary language in this registration statement, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in the previous risk factors and elsewhere in our previous filings could negatively impact our business, cash flows, results of operations, prospects, financial condition and stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are currently no unresolved staff comments.

The Company responded in order to resolve the following past comments:

●	On January 22,2018, the Company received a letter from the Staff of the SEC’s Division of Corporation Finance as part of its review of the Company’s Form S-1 filed on December 19, 2017 to register the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company responded to the letter with the filing of an amendment to the Form S-1 on February 23, 2018.

●	On February 26, 2018, the Company received a letter from the Staff of the SEC’s Division of Corporation Finance as part of its review of the Company’s Form S-1 filed on December 19, 2017 to register the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company responded to the letter with the filing of an amendment to the Form S-1 on March 9, 2018.

●	On March 9, 2018, the Company received a letter from the Staff of the SEC’s Division of Corporation Finance as part of its review of the Company’s Form S-1 filed on December 19, 2017 to register the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company responded to the letter with the filing of an amendment to the Form S-1 on May 11, 2018.

●	On May 25, 2018, the Company received a letter from the Staff of the SEC’s Division of Corporation Finance as part of its review of the Company’s Form S-1 filed on December 19, 2017 to register the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company responded to the letter with the filing of an amendment to the Form S-1 on June 7, 2018.

●	On January 22, 2018, the Company received a letter from the Staff of the SEC’s Division of Corporation Finance as part of its review of the Company’s Form S-1 filed on December 19, 2017 to register the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company responded to the letter with the filing of an amendment to the Form S-1 on June 29, 2018.

●	On July 16, 2018, the Company received a letter from the Staff of the SEC’s Division of Corporation Finance as part of its review of the Company’s Form S-1 filed on December 19, 2017 to register the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company responded to the letter with the filing of an amendment to the Form S-1 on July 20, 2018.

●	On August 6, 2018, the Company received a letter from the Staff of the SEC’s Division of Corporation Finance as part of its review of the Company’s Form S-1 filed on December 19, 2017 to register the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company responded to the letter with the filing of an amendment to the Form S-1 on August 8, 2018.

●	On August 8, 2018, the Company received a letter from the Staff of the SEC’s Division of Corporation Finance as part of its review of the Company’s Form S-1 filed on December 19, 2017 to register the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company responded to the letter with the filing of an amendment to the Form S-1 on August 27, 2018.

●	On September 7, 2018, the Company received a letter from the Staff of the SEC’s Division of Corporation Finance as part of its review of the Company’s Form S-1 filed on December 19, 2017 to register the Company’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company responded to the letter with the filing of an amendment to the Form S-1 on September 14, 2018.

●	On October 11, 2018, the Company filed a Notice of Effectiveness for the filing of its S-1 registration statement pursuant to the final comments of the SEC’s division of corporate finance completing the review of registration of the Company’s common stock.

●	On December 20, 2018 a Form 15 c 211 was filed with FINRA by Network 1 Financial Securities requesting the right to quote and make markets in the Arrestage International, Inc. stock.

●	On March 15, 2019 FINRA requested additional due diligence material from Network 1 Financial Securities. On April 28, 2019 the Company provide Network one with response to the additional due diligence request.

●	As of the date of this filing no further action has been taken by the Company that has developed a stratgey to register free trading shares.

ITEM 2 PROPERTIES

The Company did not own any property as of December 31, 2019.

ITEM 3. LEGAL PROCEEDINGS.

Presently and during the past year there are no pending or recently adjudicated legal proceedings to which the Company is a party. No other such proceedings are known to the registration to be threatened or contemplated against it.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY

At the time of this filing, our common stock is not traded on a United States public trading market. Arrestage has not registered any of its shares through the S-1 Registration Filing state was effective October 11, 2018 and is hoping to work with a FINRA registered broker/dealer to register shares and to secure a listing on a US OTC exchange.

The Company has two classes of authorized capital stock: Common Stock and Preferred Stock. Both were authorized June 22, 2011 and both have a par value of $0.001. The holders of Common Stock are entitled to one vote per share. Rights and Preferences for the Preferred Stock will be determined by the Board of Directors prior to issuance of any Preferred Stock.

There are 30,000,000 shares of Common Stock authorized. As December 31, 2019 there were 3,600,000 shares of Common Stock issued and outstanding.

During the year ended December 31, 2019, the Company did not issue any shares of common stock.

There are 5,000,000 shares of Preferred Stock authorized and zero outstanding as of December 31, 2019.

Holders

As of the date of this Filing, there are 52 holders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and anticipate that for the foreseeable future any earnings will be retained for use in our business and, accordingly, we do not anticipate the payment of cash dividends.

Equity Compensation Plan Information

During the year ended December 31, 2019, the Company did not issue any common shares in exchange for services.

There are no equity compensation plans as of December 31, 2019, under which our equity securities were authorized for issuance:

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

Arrestage International, Inc. is a Nevada Company within the natural skin care space that plans to develop an international presence in the Natural Skin Care and Anti-Aging arena, using our brand, updated custom formulas and trademarks. We will establish an comprehensive Internet presence with a ecommerce platform, create distributorships to reach targeted retail markets. We plan to to develop these aspects of the business and aggressively pursue opportunities to enter mergers, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combinations with one or more businesses or entities within the Natural Skin Care industry, or related industries, that provide synergistic products and or markets. Arrestage International intends to create a significant brand in the natural skin care marketplace. Various officers and directors of the Company have created or participated in the marketing and development of branded products in this space.

We have two employees, and by design utilize, to largest extent possible, outside consultants and advisors. As the company’s operations grow, it may become advantageous to add additional employees to optimize performance as growth may dictate.

We have a license for the full use of all intellectual property and formulas of the developer, Ann Shapiro, for all geographical regions and chAnnls of distribution. Mrs. Shapiro formulated the products that the Company now exclusively licenses. Mrs. Shapiro is the wife of the majority shareholder, and Director of the Company, Dr. Roy Shapiro. Ann has worked closely with her daughter, Kimberly Shapiro, (who is a current board member of the Company) in the creation of the product line. Arrestage International plans to address the ever-increasing world demand for natural skin care products, in addition to the increasing demand in US domestic markets. In addition to aa significant Internet presence we seek to engage distribution organizations in the US and Internationally to market our proprietary product line(s) of natural skin care formulations and additional products that it may potentially acquire.

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

Ann Shapiro owns the registered trademark of Arrestage and cosmetic formulas (“Arrestage mark & formulas”). In accordance with this agreement, Arrestage International, Inc. an exclusive license to sell the Arrestage mark & formulas. Ann Shapiro retains title and ownership of the Arrestage mark & formulas.”

All rights other than those specifically granted herein to Licensee are reserved to Licensor, including, without limitation, Licensors right to continue to use the Licensed Property in any form, manner, and medium.

Arrestage will work to expand its growth quickly. During the 4th quarter of 2020, Arrestage will work with a FINRA registered broker dealer to register free trading shares and have a 15( c ) 211 re-filed on the Company’s behalf. During the same time frame the Company will work with formulators to update and improve the existing products covered under the exclusive license, and to begin the process of identifying new business combination targets, and update discussions with companies talked with in the past.

Also, within Q4 of 2020, we will work to update the Company’s website to create a robust ecommerce site, and begin discussions with potential distributors.

During the 1st quarter of 2021 we hope to launch the ecommerce sight and the first re-designed products of the product line both online and through distributors.

With regards acquisitions, the Company will work with its broker dealer and hopefully be in a position during the first six months of 2021 to have an deal agreed to, if not closed.

Funding during the next twelve months will come primarily from existing debt financing and, sources to be negotiated through our broker dealer relationship. The Company will be reliant on such debt financing, access to capital markets, and future revenues, since the company currently has no revenue.

The initial products have previously gone through behavioral testing and several reformulations. We will re-examine each product to confirm that all products are meeting the needs and desires of todays more educated and discerning consumers.

Financial Condition and Results of Operations

Revenues

The Company is not currently generating revenues and does not expect to generate any during 2020 while it completes its restructuring and works to obtain a trading symbol . The Company has a limited operating history and faces all the risks and uncertainties associated with an unproven history.

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

Certain members of management and of the Board have a long history of experience in the wellness, cosmetic and health care sectors and plan on using their expertise, as well as the expertise of consultants and advisors, to grow our product base, create a market presence, and leverage its strategic relationships for specific partnership and targeted acquisitions.

Net operating loss

At December 31, 2019 and 2018, the Company has net operating loss and loss carry forwards of approximately $431,332 and $346,541 respectively. Net operating loss carry forwards may be used in future years to offset taxable income. Currently all of the tax years filing is subject to examination.

Operating Expenses

Our operating expenses for the year ended December 31, 2019 were $69,376 of which $42,611 represented Professional and Legal Fees, $25,849 were for Accounting and Bookkeeping and $916 represented miscellaneous General and Administrative Expenses. The Company recognized Interest Expense of $15,914 during 2019. Total Expenses totaled $85,290. Our operating expenses for the year ended December 31, 2018 were $108,265 of which $82,238 represented Professional and Legal Fees, $23,290 represented Accounting and Bookkeeping Fees and 2,747 represented miscellaneous General and Administrative Expenses. The Company recognized Interest Expense of $9,430 during 2018.

Liquidity and Capital Resources

Our immediate future principal demands for liquidity are to enable the Company to continue to fund the expenses associated with maintaining reporting requirements, becoming a trading Company, launch an updated ecommerce website, update products, and general corporate purposes. We have no history of sales and have incurred negative operating cash flows since inception to date in 2019. To date we have borrowed $219,879 from a shareholder and Director in the form of a multiple advance 8% Demand Note, with accrued interest of $31,960 as of December 31, 2019.

Although the Company may produce revenues within the next few operating quarters, we do not plan on our operating activities being able to fund operations over the next four quarters. In December 2017, the Company filed an S-1 Registration with the SEC with the plan of raising equity financing to raise capital to execute on its business plan. On October 11, 2018 the Company received a Notice of Effectiveness from the SEC indicating that the S-1 Registration was effective as of that date. The Company has been in conversations with Network 1 Financial Securities, a FINRA registered broker/dealer, and other broker dealers, to facilitate the filing of a Form 15(c)211 with FINRA to enable the Company to become a trading company. The Company and Network 1 has determined that the quickest route to a trading symbol may be to file a post effective amendment to the S-1 registering existing shares. Subsequent to acceptance by the SEC of that amendment, the Company and its broker dealer will determine the best strategy for raising additional capital through the capital markets.

There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

We had negative net working capital of ($278,880) as of December 31, 2019 as compared to (194,091) as of December 31, 2018.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, as reflected in the accompanying financial statements, the Company has no operations, a net loss of ($84,790) for the year ended December 31, 2019 as compared to ($117,695) for the year ended December 31, 2018, an accumulated deficit of ($431,331) as of December 31, 2019 and ($346,541) as of December 31, 2018 and a working capital deficiency of ($278,880) and ($278,880) at December 31, 2019 and December 31, 2018 respectively. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The financial statements included herein are prepared on a going concern basis. The Directors, officers and significant shareholders have undertaken to provide continuing financial support so that the Company is able to pay its debts as and when they fall due. In addition, Management’s plans to ensure the Company continues as a going concern include the pay-down of outstanding debt of the Company and funding of future operations using proceeds from the revenues expected to be generated from the sale of products and services within acquired companies.

While the Company looks to acquire targeted acquisitions, adverse changes in market conditions or limits on the Company’s ability to obtain financing could limit the Company’s acquisition of such targets and the production, marketing and sale of products and services of the targeted acquisitions. The impact of such eventualities could influence future operations of the Company.

Future Capital Requirements

The Company has no commitments for material expenditures beyond professional reporting, accounting, and consulting fees, which has already been contracted and paid. Management believes that with its limited commitments the Company has adequate liquidity to fund its operations at current levels through year-end 2021.

We expect to rely on debt and sales of our equity and/or debt in order to continue to fund our business operations. Issuances of additional shares or convertible debt will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of such securities or arrange for debt or other financing to fund planned acquisitions and growth initiatives.

In addition, the Company intends to continue to pursue joint ventures and acquisitions using authorized Company shares to increase revenue producing assets. Management believes the time and resources spent on seeking value propositions in acquisitions and joint ventures with prove to accretive in the long term.

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

The Company reviews its disclosure controls and procedures on a quarterly basis. The Company’s Chief Executive Officer and Chief Financial Officer participate in the evaluation. Where required, they have the authority to implement appropriate disclosure controls and procedures to remedy any material weaknesses. For the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019 the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. . On December 31, 2019 the CEO, audit committee members, and outside financial advisor evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019 and concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) o the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and its audit committee, of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2019. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company concluded that the Company’s internal controls over financial reporting effective in that there was not a material inherent weakness as of December 31, 2019.

Management will continue to make accounting procedures strong and maintain outsourcing of certain financial functions to mitigate and potential material weakness in internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the year ending December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

december 31, 2019 AND DECEMBER 31, 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Arrestage International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arrestage International, Inc. as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

September 8, 2020

ARRESTAGE INTERNATIONAL, INC.

BALANCE SHEET

AS of DECEMEBR 31, 2019 AND 2018

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash In Bank	$1,699	$3,660
Prepaid Expenses	$87	3,246
Total Current Assets	$1,786	$6,906
Other Assets
Trademark License’	50,000	50,000
Impairment-Trademark License	(50,000)	(50,000)
Prepaid Expenses		-
Total Other Assets	-	-
TOTAL ASSETS	$1,786	$6,906

LIABILITIES AND EQUITY
Current Liabilities
Accounts Payable	$3,038	$8,303
Notes Payable-Related Party	219,879	150,857
Accrued Interest Payable	31,960	16,046
License Fee Payable	25,790	25,790
Total Current Liabilities	$280,667	$200,996
Total Liabilities	$280,667	$200,996
Stockholders’ (Deficit)
Preferred Stock, $0.001 par value, 5,000,000 shares of preferred shares authorized, no shares of preferred stock outstanding.	-	-
Common Stock, $0.001 par value, 30,000,000 shares authorized, 3,600,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018	$3,600	$3,600
Additional Paid-in Capital	148,851	148,851
Accumulated Deficit	(431,332)	(346,541)
Total Stockholders’ (Deficit)	$(278,881)	$(194,090)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,786	$6,906

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

STATEMENT OF OPERATIONS

	For the Twelve Months Ended
	December 31, 2019	December 31, 2018
Revenues	-	-
Operating Expenses
Bank Charges	96	87
Professional and Legal Fees	42,611	82,228
Accounting and Bookkeeping Fees	25,849	23,290
Other Expenses	820	2,660
Total Operating Expenses	69,376	108,265
Other Expenses
Interest Expense	15,914	9,430
Total Expenses	85,290	117,695
Net Operating Income (Loss)	(85,290)	(117,695)
Other Income
Gain on Forgiveness of Debt	500	-
Total Other Income	500	-
Net Income (Loss)	(84,790)	(117,695)
Per Share	(0.02)	(0.03)
Weighted Average number of shares outstanding	3,600,000	3,600,000

The accompanying notes are an integral part of these financial statements

STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT)

For The Period from January 1, 2016 through December 31, 2019

	Common Stock
	Shares	Amount (Par Value $0.001)	Additional Paid In Capital	Retained Earnings (Acc Deficit)	Total
Balance December 31, 2015	$3,561,250	$3,561	$110,140	$(155,037)	$(41,336)
Issuance of Stock for cash, net of offering costs	38,750	39	38,711		38,750
Net Income (Loss)				(30,794)	(30,794)
Balance December 31, 2016	$3,600,000	$3,600	$148,851	$(185,831)	$(33,380)
Net Income (Loss)				(43,016)	(43,016)
Balance at 12/31/2017	$3,600,000	$3,600	$148,851	$(228,847)	$(76,396)
Net (Loss)				(117,694)	(117,694)
Balance December 31, 2018	$3,600,000	$3,600	$148,851	$(346,541)	$(194,090)
Net Income (Loss)				(84,790)	(84,790)
Balance December 31, 2019	$3,600,000	$3,600	$148,851	$(431,331)	$(278,880)

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

	December 31,
	2019	2018

Cash Flows from operating activities:
Net (Loss)	$(84,790)	$(117,694)
Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) Decrease in Prepaid Expenses	3,159	12,005
Increase (Decrease) in Accounts Payable	(5,265)	8,302
Increase in accrued interest payable	15,914	9,430
Total Adjustments	$13,808	$29,737

Net Cash (used in) Operating Activities	$(70,983)	$(87,957)

Cash Flows from financing activities:
Proceeds from (payments on) note payable-related party	$69,022	$88,705
Proceeds from sale of common stock	-	-

Net cash provided by financing activities	$69,022	$88,705

Net increase (decrease) in cash	$(1,961)	$748

Cash Balance at Beginning of Period	$3,660	$2,911
Cash Balance at End of Period	$1,699	$3,659
Interest Paid	0	0
Income taxes paid	0	0

The accompanying notes are an integral part of these financial statements

ARRESTAGE INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Concentrations of Credit Risk

The Company places its cash and cash equivalents with major financial institutions. At December 31, 2019 and December 31, 2018 the Company did not have any cash balances on deposit with banks which exceeded the balance insured by the FDIC, and does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Basis of Presentation-Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, as reflected in the accompanying financial statements, the Company has no operations, a net loss of ($84,790) for the year ended December 31, 2019, and ($117,695) for the year ended December 31, 2018, an accumulated deficit of ($431,331) as of December 31, 2019 and ($346,542) as of December 31, 2018, and a working capital deficiency of ($278,880) and ($194,090) at December 31, 2019 and December 31, 2018 respectively. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Earnings per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. There were no options or warrants outstanding at December 31, 2019 nor December 31, 2018. Diluted earnings per share is not shown for the periods in which the Company incurs a loss because it would be anti-dilutive.

Other

The Company has selected December 31 as its fiscal year end.

The Company has paid no dividends.

No advertising expense has been incurred.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

NOTE 2 - INCOME TAXES

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The net operating loss carry forward if not used, will expire in various years through 2037, and is severely restricted as per the Internal Revenue code if there is a change in ownership. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may be further limited by other provisions of the tax laws. With few exceptions, our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before December 31, 2012.

The Company is subject to federal and state income tax. No provision for tax has been made at December 31, 2019, and 2018 as the Company had no taxable income for both periods. The following table reconciles the Company’s statutory tax rate to its effective tax rate as a percentage of income before income taxes:

	2019	2018
U.S. statutory rate	21%	34%
Valuation allowance	-21%	-34%
Effective tax rate	0%	0%

The components of the Company’s deferred income tax assets are set forth below:

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

December 31, 2019	$315,375	Various	$66,229	$66,229	$13,826	$0
December 31, 2018	$249,537	Various	$52,403	$52,403	$17,868	$0
December 31, 2017	$164,450	Various	$34,535	$34,535	$7,414	$0
December 31, 2016	$129,147	Various	$27,121	$27,121	$8,306	$0
December 31, 2015	$89,595	Various	$18,815	$18,815	$631	$0
December 31, 2014	$86,589	Various	$18,184	$18,184	$18,184	$0

NOTE 3 - RELATED PARTY TRANSACTIONS

On June 27, 2011 the Company entered into a Multiple Advance Demand Note with The Shapiro Trust, owner of 40% of the outstanding equity in the Company. The Note is due upon Demand and bears an interest rate of 8% per annum. As of December 31, 2019 and December 31, 2018 the principal balance on the Note was $219,879 and $150,857, respectively. As of December 31, 2019 and December 31, 2018 the accrued interest on the Note was $31,960 and $16,046, respectively. The total principal and interest due The Shapiro Trust as of December 31, 2019 and December 31, 2018 was $251,839 and $166,903, respectively. See Note 4.

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

	2019			2018
	Gross Carrying Amount	Impairment Allowance	Net Carrying Amount	Gross Carrying Amount	Impairment Allowance	Net Carrying Amount

Trademark License	50,000	(50,000)	0	50,000	(50,000)	0

NOTE 5 - FINANCING ACTIVITIES

Note Payable

The Following is a summary of The Note Payable-Current

	December 31, 2019			December 31, 2018
	Principal	Interest payable	Total Due Upon Demand	Principal	Interest payable	Total Due Upon Demand
Note Payable
The following is a summary of the Royalty Fee Payable:
Unsecured Demand Note Payable to The Shapiro Trust, due mupon demand. The Note Payable is a multiple advance demand Note with a stated interest rate of 8%.	219,879	31,960	251,839	150,857	16,046	166,903
Current Portion	219,879	31,960	251,839	150,857	16,046	166,903
Long Term portion	-	-	-	-	-	-

Total	219,879	31,960	251,839	150,857	16,046	166,903

Royalty Fee Payable
The following is a summary of the Royalty Fee Payable
A Trademark Licenses Agreement was signed June 22, 2011 which calls for to Royalty Payments of $50,000 to be paid in three installments, with no interest, on or before the 15th day of the month for which the Royalty is due.	25,790	-	25,790	25,790
Current Portion	25,790	-	25,790	25,790
Long Term portion	-	-	-	-
Total	25,790	-	25,790	25,790

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

During the years ended December 31, 2019 and December 31, 20187, the Company did not issue any shares of common stock

There are 5,000,000 shares of Preferred Stock authorized and zero outstanding as of December 31, 2019.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

There are no Commitments and Contingencies.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2019 and the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure. No subsequent events were noted that require recognition or disclosure in the financial statements.

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

Name	Age	Position	Period of Service
Kimberly Shapiro	32	Chairman and Director	Since Inception
John Muldoon	54	Chief Executive Officer and Director	Since September 18, 2019
Gary Croft	66	Director	Since Inception
Dr. Roy Shapiro	66	Director	Since October 1, 2019

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

John W. Muldoon-CEO and Director

John W. Muldoon, III has over 26 years of experience providing strategic guidance and leadership within his assigned areas of responsibility. As SVP for Allied Universal, he has oversight for 15 branch offices, 13,000 security / event professionals and over $235 million in annual revenue. John Is also responsible for our Special Event business throughout North America. As a seasoned senior leader, John has provided vital oversight and direction within the security industry.

He previously served as President, Western Region, for U.S. Security Associates and Area Vice President for Securitas. John prioritizes feedback and identifies performance improvement opportunities in order to ensure exceptional customer service delivery for his clients. In his previous leadership and management roles, John utilized his talent for critical thinking and problem solving to direct high functioning teams to achieve results across wide geographies.

John has been consistently recognized throughout his career for outstanding achievement and overall performance. He is active in many industry associations, including ASIS International, where he has held leadership roles including Vice Chair, Treasurer, and Executive Board Member of the Irwindale Chamber of Commerce. John has completed numerous Critical Infrastructure Security and Resilience courses offered through the Department of Homeland Security. Numerous Leadership, Management and Securitas Executive Training Program.

Gary Croft- Director

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

Board of Directors

Our Board of Directors currently consists of four directors; Kimberly Shapiro, Dr. Roy Shapiro, John Muldoon and Gary Croft.   The Directors are elected to serve one-year terms, renewed until replaced or resign and our Bylaws permit up to ten directors, as well as an advisory board. Two of our directors qualify as independent directors for purposes of compliance with the corporate governance rules as approved by the SEC for the NYSE-AMEX.

Board Committees

Audit Committee

The Company will grow its Audit committee from its current members of Mr. Gary Croft and Mr. John Muldoon. Mr Croft meets the definition of “independent director” for purposes of the listed market rules (we will add specifics when determined our listing) and the independence requirements of Rule 10A-3 under the Exchange Act. We believe that Mr. Croft also qualifies as an “audit committee financial expert” under SEC rules.

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

Compensation Committee

The Company will grow its Compensation committee from its current member Dr. Shapiro. Our board of directors has affirmatively determined that it will elect one members of the compensation committee that will meet the heightened definition of “independent director” for purposes of the rules applicable to members of the compensation committee, and the definition of “non-employee director” for purposes of Section 16 of the Exchange Act.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the filing of this Form 10-K, certain information concerning the beneficial ownership of our common stock as of December 31, 2019, by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock (ii) each director (iii) each named executive officer, and (iv) all of our executive officers and directors as a group and their percentage ownership and voting power.

Principal Shareholders

As of December 31, 2019

Name	Number of Shares	As a Percentage of Total Shares
5% Shareholders
The Shapiro Trust	1,443,000	40.08%
Crestrock Advisors	1,143,000	31.75%
The Demitra Trust	300,000	8.33%
Plum Mountain Trust	300,000	8.33%
Total 5% Shareholders	3,186,000	88.50%
Officers and Directors
Gary Croft	100,000	2.78%
Kimberly Shapiro	50,000	1.39%
Total Officers and Directors	150,000	7.08%
Total for 5% Shareholders and Officers and Directors	3,336,000	92.67%
All Other Shareholders	264,000	7.33%
Total Shareholders	3,600,000	100.00%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as otherwise described herein, there have been no related party transactions, or any other off-balance sheet transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Indebtedness/ Related Transactions

On June 27, 2011 the Company entered into a Multiple Advance Demand Note with The Shapiro Trust, owner of 40% of the outstanding equity in the Company. The Note is due upon Demand and bears an interest rate of 8% per annum. As of December 31, 2019 and December 31, 2018 the principal balance on the Note was $219,879 and $150,857, respectively. As of December 31, 2019 and December 31, 2018 the accrued interest on the Note was $31,960 and $16,046, respectively. The total principal and interest due The Shapiro Trust as of December 31, 2019 and December 31, 2018 was $251,839 and $166,903, respectively. See Note 4.

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

Director Independence

Our Board of Directors has determined that the following directors are independent directors for purposes of compliance with the corporate governance rules of the NYSE AMEX exchange; Messrs. Croft, and Muldoon. We intend to comply with the rules relating to the number of independent directors composing our board and we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only the independent directors are present. We intend to comply with future governance requirements to the extent they become applicable to us.

ITEM 14- PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditors, BFBorgers CPA PC for the years ended December 31, 2019 and 2018 respectively:

	Years Ended December 31,
	2019	2018

Audit and Review Fees	$12,900	$14,100
Audit Related Expenses	-	-
Tax Fees
Other Fees

Total Fees	$12,900	$14,100

(1)	Audit Fees are the aggregate fees billed by the independent auditor for the audit of the annual financial statements, reviews of interim financial statements, and attestation services that are provided in connection with statutory and regulatory filings or engagements.

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

ITEM 15.  EXHIBITS

Exhibit No.	Item

Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	Second Amended and Restated Bylaws (1)
Exhibit 3.3	Amendment to Articles of Incorporation (1)
Exhibit 10.1	Licensing Agreement Arrestage / Shapiro (1)
Exhibit 10.2	Promissory Note --------------- (1)
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer). (2)
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer). (2)
Exhibit 33.1	Audit Committee Charter Agreement (1)
Exhibit 33.2	Code of Ethics Committee Charter Agreement (1)
Exhibit 33.3	Compensation Committee Charter Agreement (1)
Exhibit 33.4	Corporate Governance Committee Charter Agreement (1)
Exhibit 99.1
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed in connection with the Company’s Form 10 Registration Statement and incorporated herein by reference.

(2)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th September, 2020.

ARRESTAGE INTERNATIONAL, INC.

SIGNATURE:	/s/ John Muldoon III
John Muldoon III, CEO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 8th September, 2020.

Signatures	Capacity

/s/ John Muldoon	CEO

/s/ Roy Shapiro	Director

/s/ Kimberly Shapiro	Director

/s/ Gary Croft	Director

Exhibit No.	Item

Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	Second Amended and Restated Bylaws (1)
Exhibit 3.3	Amendment to Articles of Incorporation (1)
Exhibit 10.1	Licensing Agreement Arrestage / Shapiro (1)
Exhibit 10.2	Promissory Note --------------- (1)
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer). (2)
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Account Officer). (2)
Exhibit 33.1	Audit Committee Charter Agreement (1)
Exhibit 33.2	Code of Ethics Committee Charter Agreement (1)
Exhibit 33.3	Compensation Committee Charter Agreement (1)
Exhibit 33.4	Corporate Governance Committee Charter Agreement (1)
Exhibit 99.1
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed in connection with the Company’s Form 10 Registration Statement and incorporated herein by reference.

(2)	Filed herewith